Form 10-Q
period 1996-06-30
SVB FINANCIAL SERVICES INC
filed 1996-08-15
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


                            Commission File Number:


                          SVB Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-3438058
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

103 West End Avenue, Somerville, New Jersey                        08876
(Address of principal executive officers)                        (Zip Code)

                                 (908) 704-1188
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [    ] Yes       [ X ] No

As of June 30, 1996 there were no shares of common stock, $4.17 par value outstanding

                              SOMERSET VALLEY BANK


                                    FORM 10-Q

                                      INDEX


PART I       -    FINANCIAL INFORMATION

ITEM 1            Financial Statements (see Note below)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (see Note below)



PART II     -     OTHER INFORMATION

ITEM 1            Legal Proceedings

ITEM 2            Change in Securities

ITEM 3            Defaults upon Senior Securities


ITEM 6            Exhibits and Reports on Form 8-K


SIGNATURES


Part I          - Financial Information
Item 1        -   Financial Statements (see Note below)
Item 2        -   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (see Note below)


NOTE: SVB Financial Services, Inc. (The Company) was incorporated under the laws of the State of New Jersey on February 7, 1996 for the sole purpose of becoming the one bank holding company for Somerset Valley Bank (the Bank). On May 30, 1996, the shareholders of Somerset Valley Bank approved the exchange of shares upon the terms and conditions set for in the Proxy Statement and Prospectus of SVB Financial Services, Inc. dated April 2, 1996. Among those terms and conditions were the acceptance of the Exchange Offer by at least 80% of the outstanding shares of the common stock of Somerset Valley Bank. Such acceptance would be accomplished by delivering the shares to the Exchange Agent before 5:00 p.m. on June 25, 1996, unless extended to a date not later than July 30, 1996. Other terms and conditions included the approval of the Board of Governors of the Federal Reserve System and the New Jersey Commissioner of Banking.

As of June 30, 1996, the Company has not yet received the 80% of the outstanding shares of common stock of Somerset Valley Bank and the period of acceptance of the Exchange Offer was extended to July 30, 1996. The Company had also not yet received the approvals of either the Board of Governors of the Federal Reserve System or the New Jersey Commissioner of Banking. As a result, the Company has not issued any of its authorized shares and has no assets, liabilities or equity as of June 30, 1996, and there are no financial statements or Management's

Discussion and Analysis of Financial Condition and Results of Operations in this report.

When the terms and conditions of the Exchange Offer have been met, the Company will acquire all of the assets, liabilities and equity of the Bank and its Financial Statements will be consolidated with those of the Bank.

Part II         - Other Information

Item 1            Legal Proceedings

                  None

Item 2            Change in Securites

                  None

Item 3            Defaults upon Senior Securities

                  None

Item 4            Submission of Matters to a vote of Securities Holders

                  The shareholders of Somerset Valley Bank were solicited by proxy by SVB Financial Services, Inc. For a special meeting of the shareholders of Somerset Valley Bank held on May 30, 1996. The purpose of the meeting was to approve the offer of SVB Financial Services, Inc. to exchange shares of its common stock for all of the outstanding shares of the common stock of Somerset Valley Bank, upon the terms and conditions set forth in the Proxy Statement and Prospectus of SVB Financial Services, Inc. dated April 2, 1996. The results of the vote were as follows:

                           Total Votes Cast          766,579 (78.4%)
                                  Votes For          765,529
                              Votes Against              100
                                 Abstaining              500


Item 6         -  Exhibits and Reports on Form 8-K

                  None

         (3) (I) Articles of Incorporation. The certificate of incorporation of SVB Financial Services, Inc. dated February 7, 1996 is incorporated by reference to the company's Form S-1 filed with the Securities and Exchange Commission on April 2, 1996, accepted that date and effective April 22, 1996 Registration No. 333-3180.

         (3) (ii) By-laws of SVB Financial Services, Inc. Are incorporated by reference to the company's Form s-1 filed with the Securities and Exchange Commission on April 2, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SVB FINANCIAL SERVICES, INC.




Dated: __________________            By:
                                           Robert P. Corcoran, President




                                     By:
                                          Keith B. McCarthy, Principal Financial
                                          and Chief Accounting Officer