Form 10-Q
period 1996-09-30
SVB FINANCIAL SERVICES INC
filed 1996-11-14
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


                        Commission File Number: 333-12305


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

                           [ X ] Yes       [  ] No

As of June 30, 1996 there were 1,163,000 shares of common stock, $4.17 par value outstanding

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


PART I -   FINANCIAL INFORMATION

ITEM 1 -   Financial Statements and Notes to Consolidated Financial Statements


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II -   OTHER INFORMATION

ITEM 6  -   Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CONDITIONS SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                            September 30,          December 31,
                                                                                 1996                  1995
                                                                           -------------         -------------
ASSETS
   Cash & Due from Banks ..........................................        $   5,796,555         $   2,814,877
   Federal Funds Sold .............................................            3,950,000             4,575,000
   Other Short Term Investments ...................................              792,004               595,063
                                                                           -------------         -------------
           Total Cash and Cash Equivalents ........................           10,538,559             7,984,940
                                                                           -------------         -------------
   Securities
      Available for Sale at Market Value ..........................            6,819,775             4,874,738
      Held to Maturity, Market Value $14,300,537
      in 1996 and $14,649,141 in 1995..............................           14,313,141            14,580,823
                                                                           -------------         -------------
           Total Securities .......................................           21,132,916            19,455,561
                                                                           -------------         -------------

   Loans ..........................................................           83,551,448            60,144,428
      Allowance for Possible Loan Losses ..........................             (713,116)             (527,019)
      Unearned Income .............................................              (88,151)              (89,242)
                                                                           -------------         -------------
           Net Loans ..............................................           82,750,181            59,528,167
                                                                           -------------         -------------

   Premises & Equipment, Net ......................................              833,700               716,215
   Other Assets Including Deferred Income Taxes, Net ..............            2,025,839             1,059,031
           Total Assets ...........................................        $ 117,281,195         $  88,743,914
                                                                           =============         =============


LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits
   Demand
      Non Interest Bearing ........................................        $  17,940,709         $  12,829,836
      NOW Accounts ................................................            6,699,261             5,875,285
   Savings ........................................................            8,047,779             5,700,503
   Money Market Accounts ..........................................           12,235,115             9,315,378
   Time
      Greater than $100,000 .......................................            8,930,777             5,202,055
      Less than $100,000 ..........................................           53,826,361            40,756,735
                                                                           -------------         -------------
      Total Deposits ..............................................          107,680,002            79,679,792

   Accrued Expenses & Other Liabilities ...........................              569,993               360,946
                                                                           -------------         -------------
           Total Liabilities ......................................          108,249,995            80,040,738
                                                                           -------------         -------------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CONDITIONS SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                            September 30,          December 31,
                                                                                 1996                  1995
                                                                           -------------         -------------
SHAREHOLDERS' EQUITY
   Common Stock $4.17 PAR VALUE, 10,000,000 shares ................            4,849,710             4,893,211
      Authorized: 1,163,000 Shares in 1996 and
      1,173,432 in 1995
      Issued and Outstanding
   Paid in Capital ................................................            3,726,074             3,764,511
   Unrealized Gain (Loss) on Investments Held For Sale ............              (12,174)                9,404
   Retained Earnings ..............................................              467,590                36,050
                                                                           -------------         -------------
           Total Shareholders' Equity .............................            9,031,200             8,703,176
                                                                           -------------         -------------
           Total Liabilities And Shareholders' Equity .............        $ 117,281,195         $  88,743,914
                                                                           =============         =============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
For The Periods Ended September 30,
                                                                      For the Three Months Ended         For the Nine Months Ended
                                                                      ---------------------------       ----------------------------
                                                                          1996             1995             1996             1995
                                                                      ----------       ----------       ----------        ----------
INTEREST INCOME
   Interest on Loans ..........................................       $1,819,401       $1,247,123       $4,858,393        $3,513,747
   Interest on Securities Available For Sale ..................           75,530           52,943          225,538           139,628
   Interest on Securities Held to Maturity ....................          202,270          250,978          678,979           743,444
   Interest on Federal Funds Sold .............................           77,455           73,053          174,329           140,684
   Interest on Other Short Term Investments ...................            6,618           10,590           20,639            29,275
                                                                      ----------       ----------       ----------        ----------
       Total Interest Income ..................................        2,181,274        1,634,687        5,957,878         4,566,778
                                                                      ----------       ----------       ----------        ----------


INTEREST EXPENSE
   Interest on Deposits .......................................        1,003,559          761,681        2,727,039         2,071,338
   Interest on Federal Funds Purchased ........................                0                0                0               170
                                                                      ----------       ----------       ----------        ----------
       Total Interest Expense .................................        1,003,559          761,681        2,727,039         2,071,508
                                                                      ----------       ----------       ----------        ----------

       Net Interest Income ....................................        1,177,715          873,006        3,230,839         2,495,270


PROVISION FOR POSSIBLE LOAN LOSSES ............................           92,000           56,000          237,000           146,000
                                                                      ----------       ----------       ----------        ----------
       Net Interest Income After Provision
             For Possible Loan Losses .........................        1,085,715          817,006        2,993,839         2,349,270

OTHER INCOME
   Service Charges on Deposit Accounts ........................           42,086           31,412          121,695            84,473
   Gain (Loss) on the Sale of Investment Securities ...........                0                0           (2,117)            2,336
   Gain on the Sale of Loans ..................................           23,409           68,018           66,922           169,714
   Other Income ...............................................           13,167           16,691           50,803            46,700
                                                                      ----------       ----------       ----------        ----------
             Total Other Income ...............................           78,662          116,121          237,303           303,223
                                                                      ----------       ----------       ----------        ----------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
For The Periods Ended September 30,
                                                                      For the Three Months Ended         For the Nine Months Ended
                                                                      ---------------------------       ----------------------------
                                                                          1996             1995             1996             1995
                                                                      ----------       ----------       ----------        ----------
OTHER EXPENSE
   Salaries and Employee Benefits .............................          448,557          302,484        1,301,798           906,685
   Occupancy Expense ..........................................          104,830           63,938          293,313           177,538
   Equipment Expense ..........................................           62,119           44,327          176,772           127,250
   Other Expense ..............................................          308,876          178,528          802,595           604,604
                                                                      ----------       ----------       ----------        ----------
           Total Other Expense ................................          924,382          589,277        2,574,478        1 ,816,077
                                                                      ----------       ----------       ----------        ----------


        Net Income Before Income Taxes ........................          239,995          343,850          656,664           836,416

        Provision for Income Taxes ............................           57,378          135,485          225,124           326,311

        Net Income ............................................       $  182,617       $  208,365       $  431,540        $  510,105
                                                                      ==========       ==========       ==========        ==========


NET INCOME PER SHARE ..........................................       $     0.16       $     0.18       $     0.37        $     0.45
                                                                      ==========       ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING ...........................        1,171,274        1,173,027        1,174,632         1,131,467
                                                                      ==========       ==========       ==========        ==========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW FOR SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                                         1996              1995
                                                                                    ------------      ------------
OPERATING ACTIVITIES
   Net Income .................................................................     $    431,540      $    510,105
   Adjustments to reconcile net income to
      Net Cash for operating activities:
         Provision for possible loan losses ...................................          237,000           146,000
         Depreciation and amortization ........................................          150,404            94,637
         Amortization (accretion) of investment securities premium/discount ...          (52,472)         (181,446)
         (Gains)/Losses on sales of investment securities, net ................            2,117            (2,336)
         Gains on sales of loans ..............................................          (66,922)         (169,714)
         Increase in interest receivable ......................................         (137,934)          (90,506)
         Increase in other assets .............................................         (664,244)          163,790
         Increase in accrued interest payable .................................           41,494            28,282
         Increase (decrease) in accrued expenses and other liabilities ........           14,259           153,888
         Increase (decrease) in unearned income ...............................           (1,091)           (9,708)
                                                                                    ------------      ------------
                  Net Cash Provided by (used in) Operating Activities .........          (45,849)          642,992

INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale .......................        1,994,043           490,909
   Proceeds from maturities of securities
         Available for Sale ...................................................        2,775,010         1,953,693
         Held to Maturity .....................................................        7,652,535        24,311,923
   Purchases of investment securities
         Available for Sale ...................................................       (6,709,713)       (2,746,928)
         Held to maturity .....................................................       (7,371,789)      (22,479,768)
   Increase in loans ..........................................................      (23,391,001)       (8,609,090)
   Capital expenditures .......................................................         (267,889)         (152,545)
                                                                                    ------------      ------------
                  Net Cash Used for Investing Activities ......................      (25,318,804)       (7,231,806)

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits .................................        5,934,849           411,010
   Net increase (decrease) in savings deposits ................................        2,347,276        (1,150,706)
   Net increase in money market deposits ......................................        2,919,737         1,014,007
   Net increase in time deposits .............................................       16,798,348         7,758,372
   Proceeds from the issuance of common stock, net ............................             --           1,173,160
   Decrease in common stock from non acceptance of exchange offer .............          (81,938)             --
                  Net Cash Provided by Financing Activities ...................       27,918,272         9,205,843

Increase in Cash and Cash Equivalents, net ....................................        2,553,619         2,617,029

CASH AND CASH EQUIVALENTS, beginning of year ..................................        7,984,940         6,043,304

CASH AND CASH EQUIVALENTS, end of period ......................................     $ 10,538,559      $  8,660,333
                                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest .....................................     $  2,685,545      $  2,043,226
   Cash paid during the year for income taxes .................................     $    215,000      $     60,000
                                                                                    ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 with authorized capital of 10,000,000 shares of $4.17 par value common stock. On September 3, 1996, the Company acquired 100 percent of the shares of Somerset Valley Bank (the "Bank") by exchanging 6 shares of its Common Stock for each 5 shares of the Bank. This exchange has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, which resulted in no changes to the underlying carrying amounts of assets and liabilities.

The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The consolidated  financial  statements  include the accounts of Somerset Valley
Bank.  All  significant   inter-company  accounts  and  transactions  have  been
eliminated.

2. Loans

At September 30, 1996 and December 31, 1995 the composition of outstanding loans is summarized as follows:

                                                                   September 30,     December 31,
                                                                        1996             1995
                                                                        ----             ----
Secured by Real Estate:
         Residential Mortgage ..................................     $22,543,812     $21,466,489
         Commercial Mortgage ...................................      25,604,839      15,700,266
         Construction ..........................................       2,660,394       2,812,000
Commercial and Industrial ......................................      16,762,539      12,554,205
Loans to Individuals for Automobiles ...........................      12,870,818       5,425,201
Other Loans to Individuals .....................................       3,109,046       2,186,267
                                                                     $83,551,448     $60,144,428
                                                                     ===========     ===========

There were no loans restructured during 1996 or 1995. Loans past due 90 days or more as of September 30, 1996 and still accruing totaled $290,940 and loans in a non-accrual status totaled $41,099. There were no loans past due 90 days or more or in a non-accrual status as of December 31, 1995.

3. Allowance for Possible Loan Losses:

The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                  September 30,     December 31,
                                                      1996              1995
                                                   ---------          ---------
Balance January 1, .......................         $ 527,019          $ 372,062
Provision charged to Operations ..........           237,000            206,000
Charge Offs ..............................           (53,879)           (51,043)
Recoveries ...............................             2,976               --
                                                   ---------          ---------
Balance End of Period ....................         $ 713,116          $ 527,019
                                                   =========          =========

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

                               Results of Operations
           Three Months Ended September 30, 1996 and September 30, 1995



         Net income for the first nine months of 1996 was $431,540, a decrease of $78,565 or 15% from the same period last year. This net income represents earnings per share of $ .37 in 1996 compared to $ .45 in 1995. Much of the decline occurred during the first quarter of the year when the Company opened its first branch office in Hillsborough Township and it experienced increases in salary, occupancy, equipment and advertising expenses. Although net interest income increased by $735,569 or 29% from last year, it was not enough to offset the increase in the provision for loan losses of $91,000, the decline in non interest income of $65,920 or the increase in non interest expenses of $693,261.

         Net income for the third quarter of 1996 was $183,217, a decrease of $25,000 or 12% from the same period last year. Income per share was $ .16 in 1996 compared to $ .18 in 1995. Net interest income increased by $304,709 but was offset by a decline in other income of $36,589 and an increase in other expense of $269,965.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the nine months ended September 30, 1996 was $3,230,839, an increase of $735,569 or 29% from the same period last year. The increase was a result of the growth in average earning assets from $73.6 million in 1995 to $96.3 million in 1996. Loans made up most of this increase as average loans were $70.8 million compared to $49.3 million in 1995. Loan growth occurred in all loan categories, i.e., commercial, mortgage and consumer. The yield on loans declined from 9.53% to 9.17% due to the lower average prime rate in 1996. The overall yield on earning assets declined only 3 basis points to 8.27%. This was a result of the percentage of loans to earnings assets improving from 67% in 1995 to 74% in 1996.

         The overall cost of interest-bearing liabilities declined by 3 basis points to 4.68% as certificates of deposit repriced to slightly lower levels in 1996 but the overall cost of funding earning assets rose from 3.77% to 3.79%. This occurred because the percentage of earning assets supported by non interest sources of funds (such as capital and demand deposits) declined from 20% in 1995 to 19% in 1996. This resulted in the net interest margin declining from 4.54% to 4.48% for the comparable periods.

         Net interest income for the three month period increased $304,709 or 35% from the same period in 1995. This increase follows the same reasons as the year to date increase mentioned above, most notably the increase in loans. Total loans were $83,551,448 compared to $54,223,795 at September 30, 1995.

Provision for Loan Losses

         The provision for possible loan losses was $237,000 compared to $146,000, an increase of $91,000 or 62% for the first nine months of 1996 compared to the same period in 1995. For the three month period ended September 30, 1996 the provision for possible loan losses was $92,000, an increase of $36,000 or 64% from the same period last year. Although there has been an increase in past due and non-accrual loans (see Asset Quality) the increase in the provision is mostly related to the growth in outstanding loans rather than to an overall decline in credit quality. Total loans have increased $23.4 million or 39% since year end 1995 and $5.8 million or 7% since June 30, 1996.

Other Income

         Other income was $237,303 during the first nine months of 1996 compared to $303,233 during the same period in 1995, a decline of $65,920 or 22%. The decline was a result of $102,792 decline in gains on the sale of loans. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. It is important to note that SBA loans are not the primary focus of the Company's loan business. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter and from year to year.

         Service charges on deposit accounts increased $37,222 on a year to date basis in 1996 compared to 1995 due to the growth in commercial and consumer checking accounts and an increase in the overdraft charge from $18.00 per check to $20.00.

         For the quarter end other income declined $36,859 or 32%. Again this was entirely due to a reduction in gains on the sale of SBA loans and was offset in part by the increase in service charges on deposit accounts as mentioned above.

Other Expenses

         Other expenses increased $693,261 or 38% for the first nine months of 1996 over the same period in 1995 and $269,965 or 46% for the third quarter of 1996 as compared to the same period in 1995.

         Three events were responsible for both the year to date and the quarters' increase in expenses. First, in February the Company opened its first branch office in Hillsborough Township with five full time employees along with additional occupancy, equipment and marketing expenses. Second, in July the Company moved its back office Operations to additional office space above the Hillsborough office. The additional expenses involved in the move as well as increased occupancy expense added to expense in the third quarter. Third, the Company's total assets grew from $88.7 million at year end to $117.2 million at September 30, 1996, an increase of $28.5 million or 32%. This increase resulted in increased deposit and loan accounts which increased many volume sensitive expenses such as stationery and supplies, data processing, postage and many other expenses. In addition, the Company had to add employees to its back office operations as well as the Somerville banking office, in order to properly service the increased volume.

Financial Condition
September 30, 1996 compare to December 31, 1995

         Total assets increased $28.5 million or 32% since December 31, 1995. Loans made up the largest part of the increase growing $23.4 million. Investment securities grew $1.7 million while cash and cash equivalents increased $2.5 million. These increases were funded by an increase in deposits of $28.0 million.

         Total loans increased $23.4 million or 39% due to the significant increase in loan demand. The Company's main emphasis in lending remains the small to medium sized businesses in its market area. One of the reasons for the significant loan growth is the apparent inability of the larger regional and out-of-state banks to adequately service this segment of the market. The Company also experienced significant growth in its loans to individuals for automobiles. During 1995 the Company began actively seeking relationships with local automobile dealerships for the purpose of financing consumer automobile loans. As a result auto loans increased from $5.4 million at December 31, 1995 to $12.9 million at September 30, 1996.

         With respect to the securities portfolio, the Company continues to increase its available for sale securities in order to provide an additional source of liquidity as well as flexibility in asset liability management. These securities increase $1.9 million since December 31, 1995.

         Deposits increased $28.0 million or 31% during 1996. All categories of deposits showed significant growth most notably non interest-bearing demand deposits which increase $5.1 million or 39.8%. This was mostly the result of increased commercial checking accounts which is directly related to the increase in commercial loans. Time deposits less than $100,000 increased $13.0 million. The Company continues to aggressively price its retail time deposits in order to attract new funds for loan demand.

Asset Quality

         The Company had no non-performing loans as of December 31, 1995. At September 30, 1996, the Company had loans past due over 90 days of $290,940 and non-accrual loans totaled $41,099 for total non-performing loans of $332,039. These non-performing loans represent .40% of total loans.

Allowance for Possible Loan Losses

         The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

         At September 30, 1996, the allowance for loans losses was $713,116 and represents .85% of total loans and 215% of non-performing loans compared to an allowance for loan losses at December 31, 1995 of $527,019 or .88% of total loans. There were no non-performing loans at December 31, 1995.

         Charge-offs for the first nine months of 1996 totaled $53,879 compared to $51,043 at December 31, 1995.

Liquidity

         Cash and cash equivalents totaled $10,538,559 at September 30, 1996, an increase of $2,553,619 since year end 1995.

         Cash provided by financing activities was a negative $45,849, primarily a result of increases in other assets and receivables.

         Cash used in investing activities was $25,318,804. Almost all of this was attributed to a net increase in loans of $23,391,001. The remainder was for the purchase of investment securities especially securities available for sales whose purchases totaled $6,709,713.

         The sources of funds for investing activities came from financing activities which totaled $27,918,272. Increases in time deposits made up the majority of this total at $16,798,348 followed by increases in demand deposits of $5,934,849.

         In addition to cash and cash equivalents, the Company's primary liquidity includes securities available for sale and securities held to maturity that mature in one year or less. These totaled $23,357,000 inclusive of cash and cash equivalents and represents 20% of total assets.

Capital Resources

         Total Shareholders' Equity was $9,031,200 at September 30, 1996 compared to $8,703,176 at December 31, 1995.

         Under FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                           September 30,      December 31,
                                               1996               1995
                                               ----               ----
Tier I Capital to Risk Weighted Assets         10.24%            13.46%
Total Capital to Risk Weighted Assets          11.07%            14.28%

                            Part II-Other Information

Item 1   -        Legal Proceedings

                  The Company is party in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that such proceedings depart from usual routine litigation and, in its judgment, the Company's financial position and results of operations will not be affected materially by such proceedings.

Item 2   -        Changes in Securities

                  None.

Item 3   -        Defaults upon Senior Securities

                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders

                  None.

Item 5   -        Other Information

                  None.

Item 6   -        Exhibits and Reports on Form 8-K

            (a)   Exhibits

           3(i)   Articles of Incorporation

                  Certificate of Incorporation of the Company is incorporated by reference to the Company's Registration Statement on Form SB-2 File Number 333-12305 Amendment No. 2, Filed November 4, 1996.

          3(ii)   Bylaws

                  Bylaws of the Company are  incorporated  by  reference  to the
                  Company's   Registration  Statement  on  Form  SB-2  File  No.
                  333-12305 Amendment No. 2, Filed November 4, 1996.

           (27)   Financial Date Schedule

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on October 10, 1996 under Item 5 "Other Events" reporting the completion of the exchange of shares between Somerset Valley Bank and SVB Financial Services, Inc. on September 3, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SVB FINANCIAL SERVICES, INC.
                                                     (Registrant)




Dated:   November 14, 1996                  By: /s/Keith B. McCarthy
                                                --------------------
                                                   Keith B. McCarthy
                                                   Executive Vice President and
                                                   Treasurer