Form 10-K
period 1996-12-31
SVB FINANCIAL SERVICES INC
filed 1997-03-31
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from                 to

                        Commission File Number 333-12305

                          SVB Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

         New Jersey                                       22-3438058
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
or Organization)                                     Identification  Number)

103 West End Avenue, Somerville, NJ                       08876
(Address of Principal Executive Offices)                (Zip Code)

Registrant's  telephone number,  including area code: (908) 704-1188

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, $4.17 par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996, was $17,764,799.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of December 31, 1996, was 1,366,523.

                                     PART I

ITEM 1.  BUSINESS.

General
         SVB Financial Services, Inc. (the "Company") is a New Jersey business company and a bank holding company. The Company was incorporated on February 7, 1996 for the purpose of acquiring Somerset Valley Bank (the "Bank") and thereby enabling the Bank to operate within a holding company structure. On May 30, 1996, the shareholders of the Bank approved the acquisition by the Company. On September 3, 1996, the shares of the Company were exchanged for those of the Bank. The Bank is the Company's only subsidiary.

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 1996, the Bank had total assets of $125.0 million and is considered a small bank relative to other banks in New Jersey. On February 6, 1996, the Bank opened its first branch office in Hillsborough Township, New Jersey. The Hillsborough office is a full service branch with drive-through banking and an ATM.

         The Bank received approval from the Township of Bridgewater to construct a branch office on North Bridge Street, Bridgewater, New Jersey, adjacent to the Post Office. Approvals have also been received from the FDIC and the New Jersey Department of Banking for this branch office. The Bridgewater office will be a full service branch with drive-through banking and an ATM. The anticipated opening is July 1997. North Bridge Street is a major thoroughfare in Bridgewater Township and provides access to Routes 22 and 202/206 as well as the Bridgewater Commons Mall. There is significant residential development along the length of the road.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market Deposit Accounts, Savings Accounts and Certificates of Deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 1996, the Bank had $112.5 million in deposits and approximately 7,900 deposit accounts.

         The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Small and medium-sized businesses and professionals make up the primary focus of the Bank's lending efforts. It is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

         Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with nine local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

         Residential mortgages are currently written by the Bank with a three or five year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. Long term fixed rate mortgages are provided through a correspondent bank.

         As of December 31, 1996, the Bank had approximately 2,300 loans of all types totaling $86.9 million.

         Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, travelers cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has two ATM machines and the Bank is a member of the MAC network. The Bank currently employs three licensed agents to sell annuities. A messenger service is provided by the Bank for pick up of non-cash deposits for selected customers.

         The Bank's data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other Banks. Not all of these services, however, are economically feasible to the Bank at this time.

Market Area
         The Bank's market area is primarily Somerset County which is located midway between New York and Philadelphia. Somerset County is considered an affluent suburban area with significant commercial and residential activity. A number of large national firms such as ATT, Metropolitan Life and Johnson and Johnson companies locate their offices in Somerset County. The county is crisscrossed by five major highways including interstate Routes 78 and 287 and U.S. Routes 22, 202 and 206, adding to its desirability as a commercial center. A large regional shopping mall is located in Bridgewater Township with several small shopping centers located throughout the county.

         Although the Bank serves primarily Somerset County, it also draws business from the contiguous counties of Hunterdon, Middlesex, Union and Mercer.

Competition
         All phases of the Bank's business are highly competitive. As of June 30, 1996 (the latest date for which figures are available), Somerset County had 23 banks and saving banks with 98 offices. In just 4 1/2 years and having only two locations, the Bank was ranked 13th of 23 in terms of total deposits. Somerset County has experienced significant merger activity in the past two years. These mergers will result in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of one or more of these existing branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well.

         Management of the Bank believes that loans to small and mid-size businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank can compete for this segment of the market because it provides responsive personalized services, local decision-making and knowledge of its customers and their businesses.

         By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks.

Employees
         At December 31, 1996, the Company employed 38 full time and two part time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan.

ITEM 2.  PROPERTIES.

         The Company presently owns no properties. The Bank leases its banking facilities at 103 West End Avenue and its back-office facility at 117 West End Avenue in Somerville from a partnership consisting of all but one of the members of its Board of Directors and one non director. The lease for 103 West End
Avenue expires in July of 2001, but contains four five-year renewal options allowing the Bank to extend the lease. The lease for 117 West End Avenue expires in 2003. The Bank also leases property from the partnership described above located at 48 North Middaugh Street, Somerville on a month-to-month basis for possible future expansion. The lease for 103 West End Avenue, was reviewed by both the FDIC and the Department of Banking prior to the Bank's opening to determine that the terms of the lease are comparable to those the Bank would receive in an arms length transaction with an unaffiliated third party. Neither the FDIC nor the Department of Banking objected to the terms of the lease. The office space at 117 West End Avenue is also leased at such comparable terms.

         The Hillsborough office located at 649 Route 206, Belle Mead, New Jersey, is leased from an unaffiliated partnership and the lease expires in 2004 with two five year renewal options.

         The Bank is currently leasing the land for the construction of the Bridgewater office on North Bridge Street on a month-to-month basis from an unaffiliated partnership. A long-term lease will be established when final construction costs are determined.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. There are no pending legal proceedings to which the Company is a party nor has it been threatened with any litigation. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business or financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         There is no established public trading market for the shares of common stock of the Company. The shares are neither listed on any exchange nor quoted on the NASDAQ system. During the fourth quarter of 1996, the Company offered for sale 200,000 shares of common stock at a price of $13.00 per share. All of the shares were sold.

         Prior to the acquisition of the Bank by the Company, on an exchange basis of six shares for five, there were a limited number of privately negotiated transfers of the Bank's stock, the price of which was not always made known to management. In those instances where the price was disclosed, the consideration was $10.00 per share.

         There are approximately 480 shareholders of the Company's common stock as of December 31, 1996.

         The Company has never paid a dividend and there are no plans to pay cash dividends at this time.

ITEM 6.  SELECTED FINANCIAL DATA.

         This information is incorporated by reference from the Company's 1996 Annual Report to Shareholders at page 3 under the caption "Selected Consolidated Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is incorporated by reference from the Company's 1996 Annual Report to Shareholders at pages 18-30 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 6-17 of the 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Arthur Andersen LLP was the Company and its subsidiary Bank's independent public accountants from its inception in 1991 through the year ended December 31, 1996. Effective March 27, 1997, the firm of Grant Thornton LLP has been appointed as the Company's independent public accountants for 1997.

         The report of Arthur Andersen LLP on the consolidated financial statements of the Company as of and for the year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         The decision to change accountants was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors.

         There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from page 2 under the caption "Directors/Principal Shareholders, Executive Officers" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

         This information required by this item is incorporated by reference from page 6 under the caption "Executive Compensation" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from page 2 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information required by this item is incorporated by reference from page 15 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Financial Statements and Financial Statement Schedules

         The following documents are filed as part of this report:

         1        Financial Statements of SVB Financial Services, Inc.

                  Consolidated Balance Sheets - December 31, 1996 and 1995

                  Consolidated Statements of Income - Years Ended
                       December 31, 1996, 1995 and 1994

                  Consolidated  Statements of Changes in Shareholders'  Equity -
                       Years Ended December 31, 1996, 1995 and 1994

                  Consolidated  Statements of Cash Flows - Years Ended  December
                       31, 1996, 1995 and 1994

                  Report of Independent Accountants

         These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1996.

         2 All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

         3        Exhibits

                  Exhibit
                  Number                                       Description
                  ------                                       -----------

                         3(i) Certificate of Incorporation (1)

                         3(ii) By-Laws(1)

                         4.1  Specimen Stock Certificate (1)

                         4.2  Pages  3, 4,  5,  6,  7, 8, 9, 10 and 11 from  the
                              Certificate of Incorporation of SVB Financial Services, Inc. (1)

                         4.3  Pages  1, 2,  3, 9,  10,  11,  14 and 15 from  the
                              By-Laws of SVB Financial Services, Inc. (1)

                         10.1 Employment Agreements (1)

                         10.2 SVB Financial  Services,  Inc.  Nonstatutory Stock
                              Option Plan

                         10.3 SVB Financial  Services,  Inc. Restated  Incentive
                              Stock Option Plan

                         13   Annual Report to Security-Holders

                         16   Letter re change in certifying accountants

                         20 Proxy Statement for the 1997 Annual Meeting of Shareholders

                         23   Consent of Arthur Andersen LLP

                         27   Financial Data Schedule

                  (1) Incorporated by reference to the Company's Registration Statement on Form SB-2.) Registration Number 333-12305.

         3        (b) A report on Form 8-K was filed on October  10,  1996 under
                  Item 5 "Other Events" concerning the acquisition of Somerset Valley Bank by SVB Financial Services, Inc. The following financial statements were filed:

         Unaudited Consolidated Financial Statements of the Company

                  Consolidated Statement of Condition as of June 30, 1996

                  Consolidated  Statements  of Income for the Six  Months  Ended
                         June 30, 1996 and 1995

                  Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 1996 and 1995

         Audited Consolidated Financial Statements of the Company

                  Consolidated  Statements  of Condition as of December 31, 1995
                         and 1994

                  Consolidated  Statements  of  Operations  for the Years  Ended
                         December 31, 1995, 1994 and 1993

                  Consolidated Statements of Changes in Shareholders' Equity for
                         the Years Ended December 31, 1995, 1994 and 1993

                  Consolidated  Statements  of Cash  Flows for the  Years  Ended
                         December 31, 1995, 1994 and 1993

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

                          SVB FINANCIAL SERVICES, INC.
                                INDEX TO EXHIBITS



 Exhibit
 Number                                  Description
 ------                                  -----------

   10.2           SVB Financial Services, Inc. Nonstatutory Stock Option Plan


   10.3           SVB Financial Services, Inc. Incentive Stock Option Plan


   13             Annual Report to Security-Holders


   16             Letters re change in certifying accountants


   20             Proxy Statement for 1997 Annual Meeting of Shareholders


   23             Consent of Arthur Andersen LLP


   27             Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 /s/Keith B. McCarthy
                                                 --------------------
                                                 Keith B. McCarthy
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer
March 27, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                             Capacity                                Date
  ---------                             --------                                ----

/s/John K. Kitchen
-------------------            Director and Chairman of the Board           March 27, 1997
John K. Kitchen


/s/Robert P. Corcoran
----------------------         President and Chief Executive Officer        March  27, 1997
Robert P. Corcoran             and Director


/s/Keith B. McCarthy
--------------------           Chief Financial Officer/Chief                March  27, 1997
Keith B. McCarthy              Accounting Officer


/s/Bernard Bernstein
--------------------           Director                                     March 27, 1997
Bernard Bernstein


/s/Mark S. Gold
---------------                Director                                     March 27, 1997
Mark S. Gold, MD



--------------------           Director                                     March 27, 1997
Raymond L. Hughes



--------------------           Director                                     March 27, 1997
S. Tucker S. Johnson


/s/Willem Kooyker
-----------------              Director                                     March 27, 1997
Willem Kooyker


/s/Frank Orlando
----------------               Director                                      March 27, 1997
Frank Orlando


/s/Gilbert E. Pittenger
-----------------------        Director                                     March 27, 1997
Gilbert E. Pittenger


/s/Frederick D. Quick
---------------------          Director                                     March 27, 1997
Frederick D. Quick


/s/Anthony J.Santye, Jr.
------------------------       Director                                     March 27, 1997
Anthony J. Santye, Jr.


/s/G. Robert Santye
-------------------            Director                                     March 27, 1997
G. Robert Santye



-------------------            Director                                       March 27, 1997
Donald Sciaretta


/s/Herman C. Simonse
--------------------           Director                                       March 27, 1997
Herman C. Simonse


/s/Donald R. Tourville
----------------------         Director                                       March 27, 1997
Donald R. Tourville