Form 10-Q
period 1997-03-31
SVB FINANCIAL SERVICES INC
filed 1997-05-15
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       or

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

                           [ X ] Yes       [  ] No

As of March 31, 1997 there were 1,369,610 shares of common stock, $4.17 par value outstanding

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


PART I       -       FINANCIAL INFORMATION

ITEM 1       -       Financial Statements and Notes to Consolidated Financial
                     Statements

ITEM 2       -       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II      -       OTHER INFORMATION

ITEM 6       -       Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION                                           March 31,       December 31,
March 31, 1997 and December 31, 1996                                1997               1996
                                                              --------------     -------------
ASSETS
Cash & Due from Banks ...................................     $   4,358,390      $   4,914,698
Federal Funds Sold ......................................         3,500,000          5,450,000
Other Short Term Investments ............................         1,301,762          1,763,478
                                                              -------------      -------------
Total Cash and Cash Equivalents .........................         9,160,152         12,128,176
                                                              -------------      -------------

Securities
   Available for Sale, at Market Value ..................        11,355,004          8,726,878
   Held to Maturity, Market Value 16,822,822 in
    1997 and 15,133,701 in 1996..........................        15,184,352         13,989,481
                                                              -------------      -------------
Total Securities ........................................        26,539,356         22,716,359
                                                              -------------      -------------

Loans ...................................................        92,189,422         87,855,063
   Allowance for Possible Loan Losses ...................          (825,966)          (783,366)
   Unearned Income ......................................           (85,706)           (79,414)
                                                              -------------      -------------
Net Loans ...............................................        91,277,750         86,992,283
                                                              -------------      -------------

Premises & Equipment, Net ...............................         1,082,261          1,066,109
Other Real Estate .......................................           304,700            304,700
Organization Costs, Net .................................            61,973                  0
Other Assets ............................................         1,897,937          1,787,840
                                                              -------------      -------------
Total Assets ............................................     $ 130,324,129      $ 124,995,467
                                                              =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing .................................     $  18,335,546      $  21,420,923
   NOW Accounts .........................................         7,250,341          6,439,160
Savings .................................................         7,882,540          7,675,671
Money Market Accounts ...................................        17,026,617         15,710,515
Time
   Greater than $100,000 ................................         8,579,873          6,211,335
   Less than $100,000 ...................................        58,642,710         55,063,786
                                                              -------------      -------------
Total Deposits ..........................................       117,717,627        112,521,390
                                                              -------------      -------------

Accrued Expenses & Other Liabilities ....................           495,085            564,418
                                                              -------------      -------------
Total Liabilities .......................................       118,212,712        113,085,808
                                                              -------------      -------------

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION (continued)                              March 31,       December 31,
March 31, 1997 and December 31, 1996                               1997               1996
                                                              --------------     -------------
SHAREHOLDERS' EQUITY
Common Stock $4.17 Par Value: 10,000,000 ................         5,711,274          5,698,401
Shares Authorized; 1,369,610 Shares in 1997 and
   1,173,432 Shares in 1996 Issued and Outstanding
Additional Paid-in Capital ..............................         5,458,898          5,447,009
Retained Earnings .......................................           987,628            756,135
Unrealized (Loss)/ Gain on Securities Available for Sale,
   Net of Income Taxes ..................................           (46,383)             8,114
                                                              -------------      -------------
Total Shareholders' Equity ..............................        12,111,417         11,909,659
                                                              -------------      -------------
Total Liabilities and Shareholders' Equity ..............     $ 130,324,129      $ 124,995,467
                                                              =============      =============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Period Ended March 31,                                      1997           1996
                                                                 ----------     ----------
INTEREST INCOME
Interest on Loans ..........................................     $2,004,289     $1,406,604
Interest on Securities Available for Sale ..................        145,654         80,888
Interest on Securities Held to Maturity ....................        223,112        220,345
Interest on Federal Funds............... ...................         73,169         52,816
Interest on Other Short Term Investments ...................         20,531         11,658
                                                                 ----------     ----------
Total Interest Income ......................................      2,466,755      1,772,311
                                                                 ----------     ----------

INTEREST EXPENSE
Interest on Deposits .......................................      1,106,398        814,298
                                                                 ----------     ----------
Total Interest Expense .....................................      1,106,398        814,298
                                                                 ----------     ----------

Net Interest Income ........................................      1,360,357        958,013
PROVISION FOR POSSIBLE LOAN LOSSES .........................         75,000         60,000
                                                                 ----------     ----------
Net Interest Income after Provision For Possible Loan Losses      1,285,357        898,013
                                                                 ----------     ----------

OTHER INCOME
Service Charges on Deposit Accounts ........................         52,550         36,168
Gain on the Sale of Loans ..................................         26,755          4,103
Other Income ...............................................         30,973         19,784
                                                                 ----------     ----------
Total Other Income .........................................        110,278         60,055
                                                                 ----------     ----------

OTHER EXPENSE
Salaries and Employee Benefits .............................        520,716        422,529
Occupancy Expense ..........................................        112,407         88,369
Equipment Expense ..........................................         75,994         57,834
Other Expenses .............................................        298,998        257,985
                                                                 ----------     ----------
Total Other Expense ........................................      1,008,115        826,717
                                                                 ----------     ----------

Net Income Before Provision for Income Taxes ...............        387,520        131,351
Provision for Income Taxes .................................        156,027         53,290
                                                                 ----------     ----------
NET INCOME .................................................     $  231,493     $   78,061
                                                                 ==========     ==========
NET INCOME PER SHARE .......................................     $     0.17     $     0.07
                                                                 ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING ........................      1,369,134      1,173,432
                                                                 ==========     ==========

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOWS
For March 31, 1997 and March 31, 1996                                  1997                1996
                                                                   ------------      ------------
OPERATING ACTIVITIES
Net Income ...................................................     $    231,493      $     78,061
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Possible Loan Losses ...........................           75,000            60,000
Depreciation and Amortization ................................           66,941            56,011
Amortization (Accretion) of Securities Premium/Discount ......              449           (16,643)
(Increase) in Other Assets ...................................         (151,555)         (311,976)
(Decrease) in Accrued Expenses and Other Liabilities .........          (65,153)           (9,989)
Increase (Decrease) in Unearned Income .......................            6,292            (3,455)
                                                                   ------------      ------------
Net Cash Provided By Operating Activities ....................          163,467          (147,991)
                                                                   ------------      ------------

INVESTING ACTIVITIES
Proceeds from Maturities of Securities
   Available for Sale ........................................          285,729           898,308
   Held to Maturity ..........................................        2,285,850         2,234,653
Purchases of Securities
   Available for Sale ........................................       (2,995,391)       (1,732,836)
   Held to Maturity ..........................................       (3,482,206)       (4,472,078)
Increase in Loans ............................................       (4,366,759)       (3,219,791)
Capital Expenditures .........................................          (79,713)         (138,377)
                                                                   ------------      ------------
Net Cash Used for Investing Activities .......................       (8,352,490)       (6,430,121)
                                                                   ------------      ------------

FINANCING ACTIVITIES
Net Increase (Decrease) in Demand Deposits ...................       (2,274,196)         (159,954)
Net Increase (Decrease) in Savings Deposits ..................          206,869           534,074
Net Increase in Money Market Deposits ........................        1,316,102           182,768
Net Increase in Time Deposits ................................        5,947,462         6,169,769
Increase in Common Stock......................................           24,762                 0
                                                                   ------------      ------------
Net Cash Provided by Financing Activities ....................        5,220,999         6,727,657
                                                                   ------------      ------------

(Decrease)/Increase in Cash and Cash Equivalents, Net ........       (2,968,024)          149,545
Cash and Cash Equivalents, Beginning of Year .................       12,128,176         7,984,940
                                                                   ------------      ------------
Cash and Cash Equivalents, End of Period .....................     $  9,160,152      $  8,134,485
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest .......................     $  1,090,072      $    817,203
                                                                   ============      ============
Cash Paid During the Year for Federal Income Taxes ...........     $    120,000      $          0
                                                                   ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)


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

         The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At March 31, 1997 and December 31, 1996 the composition of outstanding loans is summarized as follows:

                                                 March 31, 1997  December 31, 1996
Secured by Real Estate:
   Residential Mortgage ....................       $31,645,923       $28,023,269
   Commercial Mortgage .....................        23,473,258        23,690,659
   Construction ............................         3,857,593         2,289,233
Commercial and Industrial ..................        16,213,957        17,135,417
Loans to Individuals .......................         3,745,057         3,456,425
Loans to Individuals for Automobiles .......        13,132,036        13,260,060
Other Loans.................................           121,598              --
                                                   -----------       -----------
                                                   $92,189,422       $87,855,063
                                                   ===========       ===========


         There were no loans restructured during 1997 or 1996. Loans past due 90 days or more and still accruing totaled $75,474 at March 31, 1997 and $20,600 at December 31, 1996. Loans in a non-accrual status totaled $42,456 at March 31, 1997 and $24,384 at December 31, 1996.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                              Three Months Ended      Year Ended
                                                    March 31,         December 31,
                                                      1997                1996
                                                   ---------          ---------

Balance January 1, .......................         $ 783,366          $ 527,019
Provision charged to Operations ..........            75,000            309,500
Charge Offs ..............................           (33,646)           (57,593)
Recoveries ...............................             1,246              4,440
                                                   ---------          ---------
Balance End of Period ....................         $ 825,966          $ 783,366
                                                   =========          =========

4.       New Accounting Pronouncement

         The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS

         Net income for the first three months of 1997 was $231,493, an increase of $153,432 or 197% as compared to the same period in 1996. Earnings per share was $.17 in 1997 as compared to $.07 in 1996. An increase in net interest income, more fully described below, of $402,344 was the chief contributor to the increase in earnings. It is important to note that the first quarter of 1996 was impacted by an increase in operating expenses related to the opening of the Company's Hillsborough office.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first quarter of 1997 was $1,360,357 compared to $958,013 in 1996, an increase of $402,344 or 42%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first quarter of 1997 were $121.1 million, an increase of $35 million or 41% from the first quarter of 1996. Loans accounted for almost 80% of this increase as loans averaged $89.4 million during the quarter. The increase in loan balances caused interest income to increase $635,723 while a decline in the yield on loans reduced interest income $22,580. The decline in the yield on loans was due to a change in the mix of the loan portfolio, in particular, consumer automobile loans purchased from auto dealerships at rates lower than the Company's overall return.

         Overall, interest income increased $694,444. Almost all of this amount was due to the increase in average balances. The yield on earning assets was 8.26% for both years.

         The overall cost of interest-bearing liabilities declined from 4.74% to 4.62% as a result of lower rates being paid on maturing certificates of deposit. This decline combined with an increase in non-interest sources of funds (mostly capital and demand deposits) caused the cost of funding earning assets to drop from 3.80% to 3.70%. This had the affect of increasing the net interest margin to 4.56% in 1997 as compared to 4.47% in 1996.

Provision for Loan Possible Losses

         The provision for possible loan losses was $75,000 in the first quarter of 1997 as compared to $60,000 in the first quarter of 1996. Although there has been an increase in past due and non-accrual loans (see Asset Quality), the increase in the provision is mostly related to the growth in outstanding loans rather than to an overall decline in credit quality. Total loans have increased $4.3 million or 5.0% since December 31, 1996 and $29.1 million or 46% since March 31, 1996.

Other Income

         During the first quarter of 1997, other income increased $50,223 or 84% over the same period in 1996. Gains on the sale of loans accounted for $22,652 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Service charges on deposit accounts increased $16,382 or 45% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees.

         Other income increased $11,189 as a result of increased Letters of Credit fees and servicing fees for SBA loans.

Other Expense

         Other expenses for the three months ended March 31, 1997 increased $181,398 or 22% from the same period in 1996. It is important to note that, during the past twelve months, the assets of the Company grew $34.8 million or 36%. In 1996, the Company opened its first branch office in Hillsborough Township during the first quarter and moved its back-office operations to additional space it was leasing in Hillsborough during the second quarter. The full impact of these two items was not felt in the first quarter of 1996. Because of the 36% growth in assets, the Company has had to hire additional personnel to better service its customer base. These additions combined with normal salary increases and the additions to the Hillsborough staff caused salary and benefits expense to increase $98,187 or 23% from last year. The Company has also made an investment in a new computer network in order to improve efficiency and remain current with technology. These purchases as well as other purchases of equipment for new employees increased equipment expense $18,160 or 31% from last year. Other expenses increased from last year $41,013 or 16%. Much of this increase was related to the growth of the Company which affected many areas, but especially examination and data processing costs. Costs of approximately $11,000 were incurred to maintain the Company's other real estate owned. There was a decline in marketing and business development costs because last year's expenses included the grand opening costs for the Hillsborough office. Directors' fees expense increased by $13,400.


Financial Condition
March 31, 1997 compared to December 31, 1996

         Total assets increased $5.3 million or 4% from December 31, 1996. Loans accounted for most of the increase. Total loans grew $4.3 million. The growth occurred in loans secured by residential mortgages and construction loans. Loans to individuals for automobiles, which had experienced significant growth over the past two years, declined by $128,000. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $5.2 million or 4.6% during the first quarter. All deposit categories increased with the exception of demand deposits which declined by $3.1 million. Demand deposit balances can fluctuate from day-to-day as commercial checking accounts experience cash flow changes.

         Investment securities increased $3.8 million funded by a reduction in cash and short term investments.

Asset Quality

         Loans past due 90 days or more and still accruing totaled $75,474 as of March 31, 1997 and $20,600 at December 31, 1996 and represented .08% and .02% of total loans as of March 31, 1997 and December 31, 1996, respectively.

         Loans in a non-accrual status totaled $42,456 at March 31, 1997 and $24,384 at December 31, 1996 and represented .05% and .03% of total loans as of March 31, 1997 and December 31, 1996, respectively.

         The Company had other real estate owned of $304,700 at March 31, 1997 and December 31, 1996.

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

         At March 31, 1997, the allowance for loans losses was $825,966 and represented .90% of total loans and 700% of non-performing loans compared to an allowance for loan losses at December 31, 1996 of $783,366 or .89% of total loans and 1,741% of non-performing loans at December 31, 1996.

         Charge-offs for the first three months of 1997 totaled $33,646 compared to $51,043 for the year ended December 31, 1996.

Capital Resources

         Total Shareholders' Equity was $12,111,417 at March 31, 1997 compared to $11,909,659 at December 31, 1996.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   March 31,        December 31,
                                                     1997               1996
                                                     ----               ----

Tier I Capital to Risk Weighted Assets              12.60%              12.56%
Total Capital to Risk Weighted Assets               13.47%              13.40%
Leverage Ratio                                       9.28%               9.58%

Liquidity

         Cash and cash equivalents totaled $9,160,152 at March 31, 1997 a decrease of $2,968,024.

         The decrease in Cash and Cash Equivalents was attributable to an increase in cash used for investing activities of $8,352,490. More than half of the investing activity was in the form of loans ($4,366,759), the remainder was divided between securities available for sale ($2,995,391) and securities held to maturity ($3,482,206).

         The increase in investing activities was also funded by an increase in financing activities of $5,220,999, as a result of an increase in time deposits ($5,947,462).

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

                  Proxies were mailed to shareholders of the Company on March 27, 1997 for the Annual Meeting of Shareholders held on April 24, 1997. Issues to be decided upon included the election of Directors, approval of the 1997 Restated Incentive Stock Option Plan and approval of the 1997 Directors Stock Option Plan.

                  Following are the results of the voting:

                  1.       ELECTION OF DIRECTORS.
                           The following candidates have been nominated for a term to continue to the 1998 Annual Meeting: Bernard Bernstein, Robert P. Corcoran, Mark S. Gold, Raymond
                           L. Hughes, and S. Tucker S. Johnson.

                           The following candidates have been nominated for a term to continue to the 1999 Annual Meeting: Willem Kooyker, Frank Orlando, Gilbert E. Pittenger, Frederick D. Quick, and Donald Sciaretta.

                           The following candidates have been nominated for a term to continue to the 2000 Annual Meeting: John K, Kitchen, Anthony J. Santye, Jr., G. Robert Santye, Herman C. Simonse, and Donald R. Tourville.

                                    Total Votes in Favor                933,105
                                    Total Votes Against                       0

                  2.       APPROVAL OF THE 1997 RESTATED INCENTIVE STOCK OPTION
                           PLAN.

                                    Votes in Favor                      875,303
                                    Votes Against                           576
                                    Votes Abstained                       1,300
                                    Non-Votes                            55,926

                  3.       APPROVAL OF THE 1997 DIRECTORS STOCK OPTION PLAN.

                                    Votes in Favor                      852,643
                                    Votes Against                        21,036
                                    Votes Abstained                       3,500
                                    Non-Votes                            55,926

Item 5   -        Other Information

                  None.

Item 6   -        Exhibits and Reports on Form 8-K

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

         (27)     Financial Data Schedule

          (b)     Reports on Form 8-K

                  None

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




                                                    SVB FINANCIAL SERVICES, INC.
                                                           (Registrant)




Dated:   May 15, 1997                         By:   /s/Keith B. McCarthy
                                                    --------------------
                                                    Keith B. McCarthy
                                                    Executive Vice President and
                                                    Treasurer