Form 10-Q
period 1997-06-30
SVB FINANCIAL SERVICES INC
filed 1997-08-12
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

                           [ X ] Yes       [  ] No

As of June 30, 1997 there were 1,369,610 shares of common stock, $4.17 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


PART I      -        FINANCIAL INFORMATION

ITEM 1      -        Financial Statements and Notes to Consolidated Financial

ITEM 2      -        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II     -        OTHER INFORMATION

ITEM 6      -        Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION                                   June 30,         December 31,
June 30, 1997 and December 31, 1996                         1997               1996
                                                       -------------      -------------
ASSETS
Cash & Due from Banks ............................     $   7,548,738      $   4,914,698
Federal Funds Sold ...............................         5,400,000          5,450,000
Other Short Term Investments .....................           820,203          1,763,478
                                                       -------------      -------------
Total Cash and Cash Equivalents ..................        13,768,941         12,128,176
                                                       -------------      -------------

Securities
   Available for Sale, at Market Value ...........        12,852,848          8,726,878
   Held to Maturity ..............................        14,937,333         13,989,481
                                                       -------------      -------------
Total Securities .................................        27,790,181         22,716,359
                                                       -------------      -------------

Loans ............................................        96,309,028         87,855,063
   Allowance for Possible Loan Losses ............          (883,322)          (783,366)
   Unearned Income ...............................           (75,708)           (79,414)
                                                       -------------      -------------
Net Loans ........................................        95,349,998         86,992,283
                                                       -------------      -------------

Premises & Equipment, Net ........................         1,152,708          1,066,109
Other Real Estate ................................           304,700            304,700
Organization Costs, Net ..........................            58,592                  0
Other Assets .....................................         1,929,529          1,787,840
                                                       -------------      -------------
Total Assets .....................................     $ 140,354,649      $ 124,995,467
                                                       =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing ..........................     $  22,965,314      $  21,420,923
   NOW Accounts ..................................         9,650,886          6,439,160
Savings ..........................................         7,876,884          7,675,671
Money Market Accounts ............................        18,022,125         15,710,515
Time
   Greater than $100,000 .........................         7,355,787          6,211,335
   Less than $100,000 ............................        61,608,608         55,063,786
                                                       -------------      -------------
Total Deposits ...................................       127,479,604        112,521,390
                                                       -------------      -------------

Accrued Expenses & Other Liabilities .............           463,811            564,418
                                                       -------------      -------------
Total Liabilities ................................       127,943,415        113,085,808
                                                       -------------      -------------

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION                                   June 30,         December 31,
June 30, 1997 and December 31, 1996                         1997               1996
                                                       -------------      -------------
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common Stock $4.17 Par Value: 10,000,000 .........         5,711,274          5,698,401
Shares Authorized; 1,369,610 Shares in 1997 and
   1,366,523 Shares in 1996 Issued and Outstanding
Additional Paid-in Capital .......................         5,458,898          5,447,009
Retained Earnings ................................         1,238,453            756,135
Unrealized Gain on Securities Available for Sale,
   Net of Income Taxes ...........................             2,609              8,114
                                                       -------------      -------------
Total Shareholders' Equity .......................        12,411,234         11,909,659
                                                       -------------      -------------
Total Liabilities and Shareholders' Equity .......     $ 140,354,649      $ 124,995,467
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months Ended        For the Six Months Ended
For the Period Ended June 30, 1997 and 1996                          1997            1996             1997            1996
                                                                 ---------------------------      ---------------------------
INTEREST INCOME
Interest on Loans ..........................................     $ 2,134,406     $ 1,632,388      $ 4,138,695     $ 3,038,992
Interest on Securities Available for Sale ..................         194,660          69,120          340,314         150,008
Interest on Securities Held to Maturity ....................         212,646         254,123          435,758         476,709
Interest on Other Short Term Investments ...................           8,120           4,604           28,651          14,021
Interest on Federal Funds Sold .............................          70,630          44,058          143,799          96,874
                                                                 -----------     -----------      -----------     -----------
Total Interest Income ......................................       2,620,462       2,004,293        5,087,217       3,776,604
                                                                 -----------     -----------      -----------     -----------

INTEREST EXPENSE
Interest on Deposits .......................................       1,196,057         909,182        2,302,455       1,723,480
                                                                 -----------     -----------      -----------     -----------
Total Interest Expense .....................................       1,196,057         909,182        2,302,455       1,723,480
                                                                 -----------     -----------      -----------     -----------

Net Interest Income ........................................       1,424,405       1,095,111        2,784,762       2,053,124
PROVISION FOR POSSIBLE LOAN LOSSES .........................          75,000          85,000          150,000         145,000
                                                                 -----------     -----------      -----------     -----------
Net Interest Income after Provision For Possible Loan Losses       1,349,405       1,010,111        2,634,762       1,908,124
                                                                 -----------     -----------      -----------     -----------

OTHER INCOME
Service Charges on Deposit Accounts ........................          54,344          42,841          106,894          79,009
(Loss) on the Sale of Securities Available for Sale ........               0          (2,117)               0          (2,117)
Gain on the Sale of Loans ..................................          27,353          39,410           54,108          43,513
Other Income ...............................................          27,038          17,852           58,011          37,636
                                                                 -----------     -----------      -----------     -----------
Total Other Income .........................................         108,735          97,986          219,013         158,041
                                                                 -----------     -----------      -----------     -----------

OTHER EXPENSE
Salaries and Employee Benefits .............................         513,717         430,712        1,034,433         853,241
Occupancy Expense ..........................................         109,596         100,114          222,003         188,483
Equipment Expense ..........................................          73,039          56,819          149,033         114,653
Other Expenses .............................................         341,971         235,734          640,969         493,719
                                                                 -----------     -----------      -----------     -----------
Total Other Expense ........................................       1,038,323         823,379        2,046,438       1,650,096
                                                                 -----------     -----------      -----------     -----------

Net Income Before Provision for Income Taxes ...............         419,817         284,718          807,337         416,069
Provision for Income Taxes .................................         168,991         114,456          325,018         167,746
                                                                 -----------     -----------      -----------     -----------
NET INCOME .................................................     $   250,826     $   170,262      $   482,319     $   248,323
                                                                 ===========     ===========      ===========     ===========
NET INCOME PER SHARE .......................................     $      0.18     $      0.14      $      0.35     $      0.21

WEIGHTED AVERAGE SHARES OUTSTANDING ........................       1,369,610       1,174,394        1,369,373       1,173,913
                                                                 ===========     ===========      ===========     ===========

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended June 30,                                          1997              1996
                                                                   ------------      ------------
OPERATING ACTIVITIES
Net Income ...................................................     $    482,319      $    248,323
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Possible Loan Losses ...........................          150,000           145,000
Depreciation and Amortization ................................          139,213           118,103
(Accretion) of Securities Premium/Discount ...................          (10,374)          (48,404)
(Increase) in Other Assets ...................................         (207,042)         (603,728)
(Decrease) Increase in Accrued Expenses and Other Liabilities           (97,771)           32,156
(Decrease) Increase in Unearned Income .......................           (3,706)           11,128
                                                                   ------------      ------------
Net Cash Provided By Operating Activities ....................          452,639           (97,422)
                                                                   ------------      ------------

INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale .........                0         1,996,160
Proceeds from Maturities of Securities
   Available for Sale ........................................          364,272         2,498,833
   Held to Maturity ..........................................        6,291,457         4,596,894
Purchases of Securities
   Available for Sale ........................................       (4,497,188)       (3,467,617)
   Held to Maturity ..........................................       (7,230,331)       (6,121,593)
Increase in Loans ............................................       (8,504,009)      (17,175,074)
Capital Expenditures .........................................         (219,051)         (174,143)
                                                                   ------------      ------------
Net Cash Used for Investing Activities .......................      (13,794,850)      (17,846,540)
                                                                   ------------      ------------

FINANCING ACTIVITIES
Net Increase in Demand Deposits ..............................        4,756,117         5,948,327
Net Increase in Savings Deposits .............................          201,213         1,242,663
Net Increase in Money Market Deposits ........................        2,311,610           957,244
Net Increase in Time Deposits ................................        7,689,274        12,990,712
Increase in Common Stock from Non Acceptance of Exchange Offer           24,762            10,000
                                                                   ------------      ------------
Net Cash Provided by Financing Activities ....................       14,982,976        21,148,946
                                                                   ------------      ------------

Increase in Cash and Cash Equivalents, Net ...................        1,640,765         3,204,984
Cash and Cash Equivalents, Beginning of Year .................       12,128,176         7,984,940
                                                                   ------------      ------------
Cash and Cash Equivalents, End of Period .....................     $ 13,768,941      $ 11,189,924
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest .......................     $  2,253,966      $  1,689,181
                                                                   ============      ============
Cash Paid During the Year for Federal Income Taxes ...........     $    427,562      $    155,000
                                                                   ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 (UNAUDITED)


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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At June 30, 1997 and December 31, 1996 the composition of outstanding loans is summarized as follows:

                                                 June 30, 1997    December 31, 1996
                                                   -----------       -----------
Secured by Real Estate:
   Residential Mortgage ....................       $32,820,812       $28,023,269
   Commercial Mortgage .....................        26,033,648        23,690,659
   Construction ............................         3,360,627         2,289,233
Commercial and Industrial ..................        16,153,931        17,135,417
Loans to Individuals .......................         5,124,775         3,456,425
Loans to Individuals for Automobiles .......        12,660,156        13,260,060
Other Loans to Individuals .................           155,079              --
                                                   -----------       -----------
                                                   $96,309,028       $87,855,063
                                                   ===========       ===========

         There were no loans restructured during 1997 or 1996. Loans past due 90 days or more and still accruing totaled $53,031 at June 30, 1997 and $20,600 at December 31, 1996. Loans in a non-accrual status totaled $226,194 at June 30, 1997 and $24,384 at December 31, 1996.

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 (UNAUDITED)

3.       Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                    June 30,          December 31,
                                                      1997                1996
Balance January 1, .......................         $ 783,366          $ 527,019
Provision charged to Operations ..........           150,000            309,500
Charge Offs ..............................           (53,858)           (57,593)
Recoveries ...............................             3,814              4,440
                                                   ---------          ---------
Balance End of Period ....................         $ 883,322          $ 783,366
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         Net income for the first six months of 1997 was $482,319, an increase of $233,996 or 94% as compared to the same period in 1996. Earnings per share were $.35 in 1997 as compared to $.21 in 1996. Net income for the second quarter of 1997 was $250,826 which was $19,333 higher than the first quarter of 1997 and $80,564 or 47% higher than the second quarter of 1996. An increase in net interest income, more fully described below, of $731,638 was the chief contributor to the increase in earnings. It is important to note that the first half of 1996 was impacted by an increase in operating expenses related to the opening of the Company's Hillsborough office.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first half of 1997 was $2,784,762 compared to $2,053,124 in 1996, an increase of $731,638 or 36%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earnings assets for the first half of 1997 were $124.2 million an increase of $32.5 million or 36% from the first half of 1996. Loans accounted for almost 74% of this increase as loans averaged $91.9 million during the six months. The increase in loan balances caused interest income to increase $1.2 million while a decline in the yield on loans reduced interest income $54.0 thousand. The decline in the yield on loans was due to a change in the mix of the loan portfolio, in particular, consumer automobile loans purchased from auto dealerships at rates lower than the Company's overall return.

         Overall, interest income increased $1.3 million. Almost all of this amount was due to the increase an average balances. The yield on earning assets was 8.26% for 1997 and a 8.31% for 1996.

         The overall cost of interest-bearing liabilities declined from 4.72% to 4.69% as a result of lower rates being paid on maturing certificates of deposit. This decline combined with an increase in non-interest sources of funds mostly capital and demand deposits of $5.3 million caused the cost of funding earning assets to drop from 3.79% to 3.74%. The combination of the decrease in the yield on earning assets and the decrease in the cost to fund earning assets resulted in a net interest margin of 4.52% for both years.

Provision for Loan Possible Losses

         The provision for possible loan losses was $150,000 in the first half of 1997 as compared to $145,000 in the first half of 1996. Although there has been an increase in past due and non-accrual loans (see Asset Quality), the increase in the provision is mostly related to the growth in outstanding loans rather than to an overall decline in credit quality. Total gross loans have increased $8.5 million or 10% since December 31, 1996 and $18.6 million or 24% since June 30, 1996.

Other Income

         During the first half of 1997, other income increased $60,972 or 39% over the same period in 1996. Gains on the sale of loans accounted for $10,595 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Service charges on deposit accounts increased $27,885 or 35% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees.

         Other income increased $20,375 or 54% as a result of increased Letters of Credit fees and servicing fees for SBA loans.

Other Expense

         Other expenses for the six months ended June 30, 1997 increased $396,342 or 24% from the same period in 1996. It is important to note that, during the past twelve months, the assets of the Company grew $30.2 million or 27%. In 1996, the Company opened its first branch office in Hillsborough Township during the first quarter and moved its back-office operations to additional space it was leasing in Hillsborough during the second quarter. The full impact of these two items was not felt in the first half of 1996. Also, the Company plans to open its second branch in Bridgewater Township early in the third quarter of 1997. Because of the 27% growth in assets and the plans for the Bridgewater office, the Company has had to hire additional personnel to better service its customer base. These additions combined with normal salary increases and the additions to the staff caused salary and benefits expense to increase $181,192 or 21% from last year. Additional rent on the Hillsborough location and depreciation on improved facilities resulted in a $33,520 or 18% increase in occupancy expenses. The Company has also made an investment in a new computer network in order to improve efficiency and remain current with technology. These purchases as well as other purchases of equipment for new employees increased equipment expense $34,380 or 30% from last year. Other expenses increased from last year $147,250 or 30%. Much of this increase was related to the growth of the Company which affected many areas, but especially examination and data processing costs. Costs of $16,160 were incurred to maintain the Company's other real estate owned. There was a decline in marketing and business development costs because last year's expenses included the grand opening costs for the Hillsborough office, but these expenses will increase in the third quarter of 1997 with the opening of the Bridgewater branch. Directors' fees expense increased by $28,781.

Financial Condition
June 30, 1997 compared to December 31, 1996

         Total assets increased $15.4 million or 12% from December 31, 1996. Loans accounted for most of the increase. Total loans grew $8.5 million. Growth of $8.2 million occurred in loans secured by real estate with the biggest increase of $4.8 million in the residential mortgage loan portfolio. Loans to individuals for automobiles, which had experienced significant growth over the past two years, declined by $1.0 million. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $15.0 million or 13% during the first half. All deposit categories increased with the largest increase of $6.5 million in the time deposits less than $100,000 category.

         Investment securities increased $5.1 million.

Asset Quality

         Loans past due 90 days or more and still accruing totaled $53,031 as of June 30, 1997 and $20,600 at December 31, 1996 and represented .06% and .02% of total loans as of June 30, 1997 and December 31, 1996, respectively.

         Loans in a non-accrual status totaled $226,194 at June 30, 1997 and $24,384 at December 31, 1996 and represented .23% and .03% of total loans as of June 30, 1997 and December 31, 1996, respectively.

         The Company had other real estate owned of $304,700 at June 30, 1997 and December 31, 1996.

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

         At June 30, 1997, the allowance for loan losses was $883,322 and represented .92% of total loans and 316% of non-performing loans compared to an allowance for loan losses at December 31, 1996 of $783,366 or .89% of total loans and 1,741% of non-performing loans at December 31, 1996.

         Charge-offs for the first six months of 1997 totaled $53,858 compared to $51,043 for the year ended December 31, 1996.

Capital Resources

         Total Shareholders' Equity was $12,411,234 at June 30, 1997 compared to $11,909,659 at December 31, 1996.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                        June 30,     December 31,
                                                         1997           1996
Tier I Capital to Risk Weighted Assets ...........       12.06%         12.56%
Total Capital to Risk Weighted Assets ............       12.93%         13.40%
Leverage Ratio ...................................        9.08%          9.58%

Liquidity

         Cash and cash equivalents totaled $13.8 at June 30, 1997 an increase of $1.6 million.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash used for financing activities of $15.0 million. Time deposits experienced the largest increase for the six month period of $7.7 million.

         The increase in financing activities was offset by an increase in investing activities of $13.8 million. The investing activities for the six months of 1997 were in the form of loans ($8.5 million) and purchases of securities ($11.7 million). Security purchases were offset by security maturities of $6.6 million.

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

         (27)     Financial Data Schedule

          (b)     Reports on Form 8-K

                  A report on Form 8-K was filed  during the  second  quarter of
                  1997  under  Item  4  "Change   in   Registrant's   Certifying
                  Accountants."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SVB FINANCIAL SERVICES, INC.
                                                        (Registrant)




Dated:   August 8, 1997                           By:/s/Keith B. McCarthy
                                                     --------------------
                                                      Keith B. McCarthy
                                                      Executive Vice President
                                                      Chief Accounting Officer