Form 10-Q
period 1997-09-30
SVB FINANCIAL SERVICES INC
filed 1997-11-10
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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

                           [ X ] Yes       [  ] No

As of September 30, 1997 there were 1,369,610 shares of common stock, $4.17 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


PART I         -     FINANCIAL INFORMATION

ITEM 1         -     Financial Statements and Notes to Consolidated Financial

ITEM 2         -     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II        -     OTHER INFORMATION

ITEM 6         -     Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION                                 September 30,       December 31,
September 30, 1997 and December 31, 1996                     1997              1996
                                                       -------------      -------------
ASSETS
Cash & Due from Banks ............................     $   5,516,428      $   4,914,698
Federal Funds Sold ...............................         6,775,000          5,450,000
Other Short Term Investments .....................         1,714,410          1,763,478
                                                       -------------      -------------
Total Cash and Cash Equivalents ..................        14,005,838         12,128,176
                                                       -------------      -------------

Securities
   Available for Sale, at Market Value ...........        13,841,241          8,726,878
   Held to Maturity ..............................        17,812,077         13,989,481
                                                       -------------      -------------
Total Securities .................................        31,653,318         22,716,359
                                                       -------------      -------------

Loans ............................................        96,213,217         87,855,063
   Allowance for Possible Loan Losses ............          (938,037)          (783,366)
   Unearned Income ...............................           (88,876)           (79,414)
                                                       -------------      -------------
Net Loans ........................................        95,186,304         86,992,283
                                                       -------------      -------------

Premises & Equipment, Net ........................         1,646,406          1,066,109
Other Real Estate ................................                 0            304,700
Other Assets .....................................         2,330,936          1,787,840
                                                       -------------      -------------
Total Assets .....................................     $ 144,822,802      $ 124,995,467
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CONDITION                                 September 30,       December 31,
September 30, 1997 and December 31, 1996                     1997              1996
                                                       -------------      -------------
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing ..........................     $  22,415,015      $  21,420,923
   NOW Accounts ..................................        10,351,469          6,439,160
Savings ..........................................         9,193,384          7,675,671
Money Market Accounts ............................        19,376,978         15,710,515
Time
   Greater than $100,000 .........................         8,166,996          6,211,335
   Less than $100,000 ............................        61,641,081         55,063,786
                                                       -------------      -------------
Total Deposits ...................................       131,144,923        112,521,390
                                                       -------------      -------------

Obligation Under Capital Lease ...................           445,000                  0
Accrued Expenses & Other Liabilities .............           518,956            564,418
                                                       -------------      -------------
Total Liabilities ................................       132,108,879        113,085,808
                                                       -------------      -------------
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Common Stock $4.17 Par Value, 10,000,000 .........         5,711,274          5,698,401
Shares Authorized; 1,369,610 Shares in 1997 and
   1,366,523 Shares in 1996 Issued and Outstanding
Additional Paid-in Capital .......................         5,458,898          5,447,009
Retained Earnings ................................         1,519,806            756,135
Unrealized Gain on Investments Available for Sale             23,945              8,114
                                                       -------------      -------------
Total Shareholders' Equity .......................        12,713,923         11,909,659
                                                       -------------      -------------
Total Liabilities and Shareholders' Equity .......     $ 144,822,802      $ 124,995,467
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months Ended      For the Nine Months Ended
For the Period Ended September 30, 1997 and 1996                     1997            1996             1997           1996
                                                                 -----------     -----------     -----------     -----------
INTEREST INCOME
Interest on Loans ..........................................     $ 2,205,896     $ 1,819,401     $ 6,344,591     $ 4,858,393
Interest on Securities Available for Sale ..................         204,980          75,530         545,294         225,538
Interest on Securities Held to Maturity ....................         261,357         202,270         697,115         678,979
Interest on Other Short Term Investments ...................          16,630           6,618          45,281          20,639
Interest on Federal Funds Sold .............................          87,147          77,455         230,946         174,329
                                                                 -----------     -----------     -----------     -----------
Total Interest Income ......................................       2,776,010       2,181,274       7,863,227       5,957,878
                                                                 -----------     -----------     -----------     -----------

INTEREST EXPENSE
Interest on Deposits .......................................       1,269,384       1,003,559       3,571,839       2,727,039
Interest on Obligation Under Capital Lease .................           4,181               0           4,181               0
                                                                 -----------     -----------     -----------     -----------
Total Interest Expense .....................................       1,273,565       1,003,559       3,576,020       2,727,039
                                                                 -----------     -----------     -----------     -----------

Net Interest Income ........................................       1,502,445       1,177,715       4,287,207       3,230,839
PROVISION FOR POSSIBLE LOAN LOSSES .........................          65,000          92,000         215,000         237,000
                                                                 -----------     -----------     -----------     -----------
Net Interest Income after Provision For Possible Loan Losses       1,437,445       1,085,715       4,072,207       2,993,839
                                                                 -----------     -----------     -----------     -----------

OTHER INCOME
Service Charges on Deposit Accounts ........................          60,907          42,686         167,801         121,695
(Loss) on the Sale of  Securities Available for Sale .......               0               0               0          (2,117)
Gain on the Sale of  Loans .................................          44,485          23,409          98,593          66,922
Other Income ...............................................          22,175          13,167          80,186          50,803
                                                                 -----------     -----------     -----------     -----------
Total Other Income .........................................         127,567          79,262         346,580         237,303
                                                                 -----------     -----------     -----------     -----------

OTHER EXPENSE
Salaries and Employee Benefits .............................         557,172         448,557       1,591,605       1,301,798
Occupancy Expense ..........................................         121,082         104,830         343,085         293,313
Equipment Expense ..........................................          76,386          62,119         225,419         176,772
Other Expenses .............................................         338,864         243,736         979,833         737,455
                                                                 -----------     -----------     -----------     -----------
Total Other Expense ........................................       1,093,504         859,242       3,139,942       2,509,338
                                                                 -----------     -----------     -----------     -----------

Net Income Before Provision for Income Taxes ...............         471,508         305,735       1,278,845         721,804
Provision for Income Taxes .................................         190,156         122,518         515,174         290,264
                                                                 -----------     -----------     -----------     -----------
NET INCOME .................................................     $   281,352     $   183,217     $   763,671     $   431,540
                                                                 ===========     ===========     ===========     ===========
NET INCOME PER SHARE .......................................     $      0.21     $      0.16     $      0.56     $      0.37
                                                                 ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ........................       1,369,610       1,171,274       1,369,452       1,174,632
                                                                 ===========     ===========     ===========     ===========

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended September 30,                                                  1997              1996
                                                                               ------------      ------------
OPERATING ACTIVITIES
Net Income ...............................................................     $    763,671      $    431,540
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Possible Loan Losses .......................................          215,000           237,000
Depreciation and Amortization ............................................          215,202           150,404
(Accretion) of Securities Premium/Discount ...............................          (14,871)          (52,472)
(Increase) in Other Assets ...............................................         (553,237)         (802,178)
(Decrease) Increase in Accrued Expenses and Other Liabilities ............          (53,618)           55,753
Increase (Decrease) in Unearned Income ...................................            9,462            (1,091)
                                                                               ------------      ------------
Net Cash Provided By Operating Activities ................................          581,609            18,956
                                                                               ------------      ------------

INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale .....................                0         1,996,160
Proceeds from Maturities of Securities
   Available for Sale ....................................................        2,149,985         2,775,010
   Held to Maturity ......................................................        8,424,262         7,652,535
Purchases of Securities
   Available for Sale ....................................................       (7,236,392)       (6,709,713)
   Held to Maturity ......................................................      (12,235,956)       (7,371,789)
(Increase) in Loans ......................................................       (8,418,483)      (23,457,923)
Decrease in Other Real Estate ............................................          304,700                 0
Capital Expenditures .....................................................         (785,358)         (267,889)
                                                                               ------------      ------------
Net Cash Used for Investing Activities ...................................      (17,797,242)      (25,383,609)
                                                                               ------------      ------------

FINANCING ACTIVITIES
Net Increase in Demand Deposits ..........................................        4,906,401         5,934,849
Net Increase in Savings Deposits .........................................        1,517,713         2,347,276
Net Increase in Money Market Deposits ....................................        3,666,463         2,919,737
Net Increase in Time Deposits ............................................        8,532,956        16,798,348
Increase in Obligation Under Capital Lease................................          445,000                 0
Increase (Decrease) in Common Stock from late acceptance of exchange offer           24,762           (81,938)
                                                                               ------------      ------------
Net Cash Provided by Financing Activities ................................       19,093,295        27,918,272
                                                                               ------------      ------------

Increase in Cash and Cash Equivalents, Net ...............................        1,877,662         2,553,619
Cash and Cash Equivalents, Beginning of Year .............................       12,128,176         7,984,940
                                                                               ------------      ------------
Cash and Cash Equivalents, End of Period .................................     $ 14,005,838      $ 10,538,559
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest ...................................     $  3,504,910      $  2,685,545
                                                                               ============      ============
Cash Paid During the Year for Federal Income Taxes .......................     $    577,562      $    240,000
                                                                               ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (UNAUDITED)


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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At September 30, 1997 and December 31, 1996 the composition of outstanding loans is summarized as follows:

                                               September 30,   December 31,
                                                   1997            1996
                                               -----------     -----------
      Secured by Real Estate:
         Residential Mortgage ............     $31,760,723     $28,023,269
         Commercial Mortgage .............      27,374,148      23,690,659
         Construction ....................       3,523,987       2,289,233
      Commercial and Industrial ..........      15,769,573      17,135,417
      Loans to Individuals ...............       5,056,156       3,456,425
      Loans to Individuals for Automobiles      12,645,385      13,260,060
      Other Loans to Individuals .........          83,245            --
                                               -----------     -----------
                                               $96,213,217     $87,855,063
                                               ===========     ===========

         There were no loans restructured during 1997 or 1996. Loans past due 90 days or more and still accruing totaled $56,127 at September 30, 1997 and $20,600 at December 31, 1996. Loans in a non-accrual status totaled $192,412 at September 30, 1997 and $24,384 at December 31, 1996.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                            September 30,   December 31,
                                                1997           1996
                                             ---------      ---------

         Balance January 1, ............     $ 783,366      $ 527,019
         Provision charged to Operations       215,000        309,500
         Charge Offs ...................       (64,606)       (57,593)
         Recoveries ....................         4,277          4,440
                                             ---------      ---------
         Balance End of Period .........     $ 938,037      $ 783,366
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




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS

         Net income for the first nine months of 1997 was $763,671, an increase of $332,131 or 77% as compared to the same period in 1996. Earnings per share were $.56 in 1997 as compared to $.37 in 1996. Net income for the third quarter of 1997 was $281,352 which was $30,526 higher than the second quarter of 1997 and $98,135 or 54% higher than the third quarter of 1996. An increase in net interest income, more fully described below, of $1.1 million was the chief contributor to the increase in earnings.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first nine months of 1997 was $4,287,207 compared to $3,230,839 in 1996, an increase of $1,056,368 or 33%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earnings assets for the first nine months of 1997 were $127.2 million an increase of $30.9 million or 32% from the first nine months of 1996. Loans accounted for almost 72% of this increase as loans averaged $93.2 million during the nine months. The increase in loan balances caused interest income to increase $1.5 million while a decline in the yield on loans reduced interest income $35.6 thousand. The decline in the yield on loans was due to a change in the mix of the loan portfolio, in particular, consumer automobile loans purchased from auto dealerships at rates lower than the Company's overall return.

         Overall, interest income increased $1.9 million. Almost all of this amount was due to the increase an average balances. The yield on earning assets was 8.26% for 1997 and a 8.27% for 1996.

         The overall cost of interest-bearing liabilities increased slightly from 4.68% to 4.70%. The Company had several deposit promotions during the third quarter of 1997 to help introduce the opening of their second branch in Bridgewater Township. This increase was offset with an increase in non-interest sources of funds (capital and demand deposits) of $8.5 million which helped the cost of funding earning assets to drop from 3.79% to 3.76%. The combination of the decrease in the yield on earning assets and the decrease in the cost to fund earning assets resulted in a net interest margin of 4.50% for 1997 and 4.48% for 1996.

Provision for Loan Possible Losses

         The provision for possible loan losses was $215,000 in the first nine months of 1997 as compared to $237,000 in the first nine months of 1996. Although there has been an increase in past due and non-accrual loans (see Asset Quality), the decrease in the provision is mostly related to the slowdown in growth of outstanding loans. Total gross loans have increased $8.4 million or 10% since December 31, 1996 and $12.7 million or 15% since September 30, 1996 and decreased $77.8 thousand since last quarter.

Other Income

         During the first nine months of 1997, other income increased $109,277 or 46% over the same period in 1996. Gains on the sale of loans accounted for $31,671 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Service charges on deposit accounts increased $46,106 or 38% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees.

         Other income increased $29,383 or 58% as a result of increased Letters of Credit fees and servicing fees for SBA loans.

Other Expense

         Other expenses for the nine months ended September 30, 1997 increased $630,604 or 25% from the same period in 1996. In July of 1997, the Company opened its second branch office in Bridgewater Township. Expenses were impacted by additional personnel, occupancy costs, and other expenses related to the opening of a new branch. In 1996, the Company opened its first branch office in Hillsborough Township during the first quarter and moved its back-office operations to additional space it was leasing in Hillsborough during the second quarter. The full impact of these two items was not felt in the first half of 1996. Consequently, total assets have grown $27.7 million or 24% since September 30, 1996. Because of the growth in assets and the new Bridgewater office, the Company has had to hire additional personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $289,807 or 22% from last year. Additional rent on the Bridgewater location and depreciation on improved facilities resulted in a $49,772 or 17% increase in occupancy expenses. The Company has also made an investment in a new computer network in order to improve efficiency and remain current with technology. These purchases as well as other purchases of equipment for new employees increased equipment expense $48,647 or 28% from last year. Other expenses increased from last year $242,378 or 33%. Much of this increase was related to the growth of the Company which affected many areas, but especially examination and data processing costs. Costs of $13,373 were incurred to maintain the Company's other real estate owned, which was disposed of in the third quarter of 1997. There was a decline in marketing and business development costs because last year's expenses included the grand opening costs for the Hillsborough office and the full impact of the opening of the Bridgewater office did not occur in the third quarter of 1997. The Company is also introducing several new products which will impact these expenses in the fourth quarter of 1997. Directors' fees expense increased by $41,131.

Financial Condition
September 30, 1997 compared to December 31, 1996

         Total assets increased $19.8 million or 16% from December 31, 1996. Total loans grew $8.4 million. Most of the growth in loans ($8.6 million) occurred in loans secured by real estate with the biggest increases in the residential and commercial mortgage loan portfolios. Loans to individuals for automobiles, which had experienced significant growth over the past two years, declined by $0.6 million. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $18.6 million or 17% during the first nine months. All deposit categories increased with the largest increase of $6.6 million in the time deposits less than $100,000 category.

         Investment securities increased $8.9 million. The increase in deposits coupled with the timing of loan growth generated additional investments. Investments available for sale increased $5.1 million from December 31, 1996 to provide liquidity for impending loan growth.

Asset Quality

         Loans past due 90 days or more and still accruing totaled $56,127 as of September 30, 1997 and $20,600 at December 31, 1996 and represented .06% and
 .02%  of  total  loans  as  of  September   30,  1997  and  December  31,  1996,
respectively.

         Loans in a non-accrual status totaled $192,412 at September 30, 1997 and $24,384 at December 31, 1996 and represented .21% and .03% of total loans as of September 30, 1997 and December 31, 1996, respectively.

         The Company had no other real estate owned at September 30, 1997.

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

         At September 30, 1997, the allowance for loans losses was $938,037 and represented .97% of total loans and 377% of non-performing loans compared to an allowance for loan losses at December 31, 1996 of $783,366 or .89% of total loans and 1,741% of non-performing loans at December 31, 1996.

         Charge-offs for the first nine months of 1997 totaled $64,606 compared to $51,043 for the year ended December 31, 1996.

Capital Resources

         Total Shareholders' Equity was $12,713,923 at September 30, 1997 compared to $11,909,659 at December 31, 1996.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                     September 30,    December 31,
                                                         1997            1996
                                                         ----            ----
          Tier I Capital to Risk Weighted Assets        11.81%          12.56%
          Total Capital to Risk Weighted Assets         12.71%          13.40%
          Leverage Ratio .......................         8.80%           9.58%

Liquidity

         Cash and cash equivalents totaled $14.0 million at September 30, 1997 an increase of $1.9 million.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash used for financing activities of $19.1 million. Time deposits experienced the largest increase for the nine month period of $8.5 million.

         The increase in financing activities was offset by an increase in investing activities of $17.8 million. The investing activities for the nine months of 1997 were in the form of loans ($8.4 million) and purchases of securities ($19.4 million). Security purchases were offset by security maturities of $10.6 million.

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




                                                  SVB FINANCIAL SERVICES, INC.
                                                  (Registrant)




Dated:   November 6, 1997                         By:   /s/ Keith B. McCarthy
                                                        ---------------------
                                                        Keith B. McCarthy
                                                        Executive Vice President
                                                        Chief Accounting Officer