Form 10-K
period 1997-12-31
SVB FINANCIAL SERVICES INC
filed 1998-03-31
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

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

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998, was $10,557,945.

         The number of shares of the Registrant's Common Stock, no par value, outstanding as of February 28, 1998, was 1,376,630.

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

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 1997, the Bank had total assets of $148.5 million and is considered a small bank relative to other banks in New Jersey. In 1996, the Bank opened its first full service branch office in Hillsborough Township, New Jersey. During 1997, the Bank opened a full service branch in Bridgewater Township, New Jersey and a mini branch with a drive through on Gaston Avenue in Somerville. The Bank also received approval to put a mini branch facility in the Arbor Glen Retirement Community in Bridgewater Township.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market Deposit Accounts, Savings Accounts and Certificates of Deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 1997, the Bank had $133.9 million in deposits and approximately 9,800 deposit accounts.

         The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater and Hillsborough Townships are also areas of significant small and mid-size business activity. Small and medium sized businesses and professionals make up the primary focus of the Bank's lending efforts. It is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

         Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with nine local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

         Residential mortgages are currently written by the Bank with a three or five-year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages, long term fixed rate mortgages are originated and sold in the secondary market with servicing retained.

         As of December 31, 1997, the Bank had approximately 2,700 loans of all types totaling $105.3 million.

         Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, travelers cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has two ATM machines and the Bank is a member of the MAC network. The Bank currently employs three licensed agents to sell annuities.

         During 1997, the Bank began offering customers access to their accounts through a telephone or personal computer. These products known as PC Plus and TelePlus also offer a bill payment feature. A Debit Card is also offered allowing customers to access funds anywhere MasterCard is accepted.

         The Bank's data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other Banks. Not all of these services, however, are economically feasible to the Bank at this time.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company is  utilizing  both  internal  and  external  resources  to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

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

         Although the Bank serves primarily Somerset County, it also draws business from the counties of Hunterdon, Middlesex, Union, Mercer, Morris and Monmouth.

Competition
         All phases of the Bank's business are highly competitive. As of June 30, 1997 (the latest date for which figures are available), Somerset County had 23 banks and saving banks with 99 offices. In just 5 1/2 years and having only two locations, the Bank was ranked 10 of 23 in terms of total deposits. Somerset

County has experienced significant merger activity in recent years. These mergers will result in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of one or more of these existing branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well.

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

         By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks.

Employees
         At December 31, 1997, the Company employed 49 full time and 3 part time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan.

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

         The Hillsborough office located at 649 Route 206, Belle Mead, New Jersey, is leased from an unaffiliated partnership and the lease expires in 2004 with two five-year renewal options.

         The Bridgewater office located at 481 North Bridge Street, Bridgewater, New Jersey, is leased from an unaffiliated partnership and the lease expires in 2027, with an initial five-year term lease with five five-year renewal options.

         The Gaston Avenue office is located at 91 North Gaston Avenue, Somerville, New Jersey. The Company owns the building and the land is leased with a forty-two-month lease expiring in 2001 with one five-year renewal at the landlord's option.

         The Arbor Glen office located at 100 Monroe Street, Bridgewater, New Jersey, has a lease with an original term of three years expiring in 2001, with three five-year renewal options.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 1997.

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

         There are approximately 481 shareholders of the Company's common stock as of December 31, 1997.

         The Company has never paid a dividend and there are no plans to pay cash dividends at this time.

ITEM 6.           SELECTED FINANCIAL DATA.

         This information is incorporated by reference from the Company's 1997 Annual Report to Shareholders at page 1 under the caption "Selected Consolidated Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is incorporated by reference from the Company's 1997 Annual Report to Shareholders at pages 18-31 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 3-16 of the 1997 Annual Report to Shareholders.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from page 5-13 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.          EXECUTIVE COMPENSATION.

         This information required by this item is incorporated by reference from page 5-6 under the caption "Executive Compensation" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from page 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information required by this item is incorporated by reference from page 13 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                  REPORTS ON FORM 8-K.

         (a)      Financial Statements and Financial Statement Schedules

         The following documents are filed as part of this report:

         1        Financial Statements of SVB Financial Services, Inc.

                  Consolidated Balance Sheets - December 31, 1997 and 1996

                  Consolidated Statements of Income - Years Ended
                       December 31, 1997, 1996 and 1995

                  Consolidated  Statements of Changes in Shareholders'  Equity -
                       Years Ended December 31, 1997, 1996 and 1995

                  Consolidated  Statements of Cash Flows - Years Ended  December
                       31, 1997, 1996 and 1995

                  Reports of Independent Accountants

         These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1997.

         2 All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

         3    Exhibits

              Exhibit
              Number                 Description
              ------                 -----------
                  3(i)      Certificate of Incorporation (1)
                  3(ii)     By-Laws(1)
                  4.1       Specimen Stock Certificate (1)
                  4.2       Pages 3, 4, 5, 6, 7, 8, 9, 10 and 11
                            from the Certificate of Incorporation of
                            SVB Financial Services, Inc. (1)
                  4.3       Pages 1, 2, 3, 9, 10, 11, 14 and 15
                            from the By-Laws of SVB Financial Services, Inc. (1)
                 10.1       Employment Agreements (1)
                 10.2       SVB Financial Services, Inc.
                                   Nonstatutory Stock Option Plan
                 10.3       SVB Financial Services, Inc. Restated Incentive
                                   Stock Option Plan
                 13         Annual Report to Security-Holders
                 20         Proxy Statement for the 1998 Annual Meeting of
                                   Shareholders
                 27         Financial Data Schedule

         (1) Incorporated by reference to the Company's Registration Statement on SB-2. Registration Number 333-12305.

                          SVB FINANCIAL SERVICES, INC.
                                INDEX TO EXHIBITS



Exhibit
Number                           Description
------                           -----------

   13             Annual Report to Security-Holders


   20             Proxy Statement for the 1998 Annual Meeting of Shareholders


   27             Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                /s/Keith B. McCarthy
                                                --------------------
                                                Keith B. McCarthy
                                                Principal Financial Officer and
                                                Principal Accounting Officer
March 26, 1998



  Signature                             Capacity                                Date
  ---------                             --------                                ----
/s/John K. Kitchen
-------------------            Director and Chairman of the Board           March 26, 1998
John K. Kitchen


/s/Robert P. Corcoran
----------------------         President and Chief Executive Officer        March  26, 1998
Robert P. Corcoran             and Director


/s/Keith B. McCarthy
--------------------           Chief Financial Officer/Chief                March  26, 1998
Keith B. McCarthy              Accounting Officer


/s/Bernard Bernstein
--------------------           Director                                     March 26, 1998
Bernard Bernstein



---------------                Director                                     March 26, 1998
Mark S. Gold, MD



--------------------           Director                                     March 26, 1998
Raymond L. Hughes


/s/S. Tucker S. Johnson
-----------------------        Director                                     March 26, 1998
S. Tucker S. Johnson



-----------------              Director                                     March 26, 1998
Willem Kooyker


/s/Frank Orlando
----------------               Director                                     March 26, 1998
Frank Orlando


/s/Gilbert E. Pittenger
-----------------------        Director                                     March 26, 1998
Gilbert E. Pittenger


/s/Frederick D. Quick
---------------------          Director                                     March 26, 1998
Frederick D. Quick


/s/Anthony J.Santye, Jr.
------------------------       Director                                     March 26, 1998
Anthony J. Santye, Jr.


/s/G. Robert Santye
-------------------            Director                                     March 26, 1998
G. Robert Santye

/s/Donald Sciaretta
-------------------            Director                                     March 26, 1998
Donald Sciaretta


/s/Herman C. Simonse
--------------------           Director                                     March 26, 1998
Herman C. Simonse



----------------------         Director                                      March 26, 1998
Donald R. Tourville