Form 10-Q
period 1998-03-31
SVB FINANCIAL SERVICES INC
filed 1998-05-14
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

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

                           [ X ] Yes       [  ] No


As of March 31, 1998 there were 2,759,624 shares of common stock, $2.09 par value outstanding. These numbers have been restated to show a 2 for 1 stock split effective April 16, 1998.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


PART I        -      FINANCIAL INFORMATION

ITEM 1        -      Financial Statements and Notes to Consolidated Financial
                     Statements

ITEM 2        -      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II       -      OTHER INFORMATION

ITEM 1        -      Legal Proceedings

ITEM 4        -      Submission of Matters to a Vote of Securities Holders

ITEM 6        -      Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET AS OF                           March 31,        December 31,
March 31, 1998 and December 31, 1997                        1998                1997
                                                       -------------      -------------
                                                        (Unaudited)
ASSETS
Cash & Due from Banks                                  $   6,279,429      $   5,794,622
Federal Funds Sold                                        12,400,000                  0
Other Short Term Investments                                 734,011            188,304
                                                       -------------      -------------
Total Cash and Cash Equivalents                           19,413,440          5,982,926
                                                       -------------      -------------

Securities
   Available for Sale, at Market Value                    11,599,745         11,266,269
   Held to Maturity                                       17,032,171         22,101,977
                                                       -------------      -------------
Total Securities                                          28,631,916         33,368,246
                                                       -------------      -------------

Loans                                                    106,120,722        106,470,674
   Allowance for Possible Loan Losses                     (1,027,248)          (982,198)
   Unearned Income                                           (93,157)           (99,433)
                                                       -------------      -------------
Net Loans                                                105,000,317        105,389,043
                                                       -------------      -------------

Premises & Equipment, Net                                  1,799,370          1,733,516
Other Assets                                               2,062,466          2,075,757
                                                       -------------      -------------
Total Assets                                           $ 156,907,509      $ 148,549,488
                                                       =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                $  22,793,988      $  21,965,676
   NOW Accounts                                           16,100,972         13,014,148
Savings                                                    9,429,508          9,042,660
Money Market Accounts                                     18,331,629         16,227,255
Time
   Greater than $100,000                                   9,595,945         12,879,808
   Less than $100,000                                     66,132,294         60,800,469
                                                       -------------      -------------
Total Deposits                                           142,384,336        133,930,016
                                                       -------------      -------------

Federal Funds Purchased                                         --              500,000
Obligation Under Capital Lease                               442,365            443,697
Accrued Expenses & Other Liabilities                         716,546            580,245
                                                       -------------      -------------
Total Liabilities                                        143,543,247        135,453,958
                                                       -------------      -------------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET AS OF                           March 31,        December 31,
March 31, 1998 and December 31, 1997                        1998                1997
                                                       -------------      -------------
                                                        (Unaudited)
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value, 10,000,000                   5,767,614          5,739,265
   Shares Authorized; 2,759,624 Shares in 1998 and
   2,746,060 Shares in 1997 Issued and Outstanding
Additional Paid-in Capital                                 5,487,552          5,459,397
Retained Earnings                                          2,092,807          1,859,173
Accumulated Other Comprehensive Income                        16,289             37,695
                                                       -------------      -------------
Total Shareholders' Equity                                13,364,262         13,095,530
                                                       -------------      -------------
Total Liabilities and Shareholders' Equity             $ 156,907,509      $ 148,549,488
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Quarter Ended March 31,                                     1998            1997
                                                                 -----------    -----------
                                                                 (Unaudited)
INTEREST INCOME
Interest on Loans                                                $2,363,603     $2,004,289
Interest on Securities Available for Sale                           163,865        145,654
Interest on Securities Held to Maturity                             303,805        223,112
Interest on Other Short Term Investments                              3,605         20,531
Interest on Federal Funds Sold                                       81,260         73,169
                                                                 ----------     ----------
Total Interest Income                                             2,916,138      2,466,755
                                                                 ----------     ----------
INTEREST EXPENSE
Interest on Deposits                                              1,318,754      1,106,398
Interest on Federal Funds Purchased                                     183           --
Interest on Obligation Under Capital Lease                            9,410           --
                                                                 ----------     ----------
Total Interest Expense                                            1,328,347      1,106,398
                                                                 ----------     ----------

Net Interest Income                                               1,587,791      1,360,357
PROVISION FOR POSSIBLE LOAN LOSSES                                   65,000         75,000
                                                                 ----------     ----------

Net Interest Income after Provision For Possible Loan Losses      1,522,791      1,285,357
                                                                 ----------     ----------
OTHER INCOME
Service Charges on Deposit Accounts                                  64,320         52,550
Gain on the Sale of  Loans                                           50,791         26,755
Other Income                                                         30,098         30,973
                                                                 ----------     ----------
Total Other Income                                                  145,209        110,278
                                                                 ----------     ----------
OTHER EXPENSE
Salaries and Employee Benefits                                      673,629        520,716
Occupancy Expense                                                   149,150        112,407
Equipment Expense                                                    84,941         75,994
Other Expenses                                                      367,741        298,998
                                                                 ----------     ----------
Total Other Expense                                               1,275,461      1,008,115
                                                                 ----------     ----------

Net Income Before Provision for Income Taxes                        392,539        387,520
Provision for Income Taxes                                          158,905        156,027
                                                                 ----------     ----------
NET INCOME                                                       $  233,634     $  231,493
                                                                 ==========     ==========
EARNINGS PER COMMON SHARES - Basic*                              $     0.09     $     0.09
                                                                 ==========     ==========
EARNINGS PER COMMON SHARES - Diluted*                            $     0.09     $     0.09
                                                                 ==========     ==========

*Based on the 2 for 1 stock split effective April 16, 1998, earnings per share on a Basic and Diluted basis would have been $0.17 before the stock split.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME      For the Three Months Ended
For the Quarter Ended March 31,                           1998           1997
                                                       ---------      ----------
                                                      (Unaudited)
Net Income                                             $ 233,634      $ 231,493
Other Comprehensive Income, Net of Tax
   Unrealized (Losses) Arising in the Period             (21,406)       (54,497)
                                                       ---------      ---------
Comprehensive Income                                   $ 212,228      $ 176,996
                                                       =========      =========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarter Ended March 31,                                          1998              1997
                                                                    ------------      ------------
                                                                    (Unaudited)
OPERATING ACTIVITIES
Net Income                                                          $    233,634      $    231,493
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
Provision for Possible Loan Losses                                        65,000            75,000
Depreciation and Amortization                                             88,533            66,941
(Accretion) /Amortization of Securities Premium/Discount                 (15,798)              449
(Increase) /Decrease in Other Assets                                       9,911          (151,555)
Increase/(Decrease) in Accrued Expenses and Other Liabilities            147,328           (65,153)
Increase/(Decrease) in Unearned Income                                    (6,276)            6,292
                                                                    ------------      ------------
Net Cash Provided By Operating Activities                                522,332           163,467
                                                                    ------------      ------------

INVESTING ACTIVITIES
Proceeds from Maturities of Securities
   Available for Sale                                                  3,204,415           285,729
   Held to Maturity                                                    7,334,432         2,285,850
Purchases of Securities
   Available for Sale                                                 (3,571,183)       (2,995,391)
   Held to Maturity                                                   (2,247,969)       (3,482,206)
Decrease/(Increase) in Loans                                             330,002        (4,366,759)
Capital Expenditures                                                    (151,007)          (79,713)
                                                                    ------------      ------------
Net Cash Used for Investing Activities                                 4,898,690        (8,352,490)
                                                                    ------------      ------------

FINANCING ACTIVITIES
Net Increase/(Decrease) in Demand Deposits                             3,915,136        (2,274,196)
Net Increase in Savings Deposits                                         386,848           206,869
Net Increase in Money Market Deposits                                  2,104,374         1,316,102
Net Increase in Time Deposits                                          2,047,962         5,947,462
(Decrease) in Federal Funds Purchased                                   (500,000)             --
(Decrease) in Obligation Under Capital Leases                             (1,332)             --
Proceeds from the Issuance of Common Stock, Net                           56,504              --
Increase in Common Stock from Late Acceptance of Exchange Offer             --              24,762
                                                                    ------------      ------------
Net Cash Provided by Financing Activities                              8,009,492         5,220,999
                                                                    ------------      ------------

Increase/(Decrease) in Cash and Cash Equivalents, Net                 13,430,514        (2,968,024)
Cash and Cash Equivalents, Beginning of Year                           5,982,926        12,128,176
                                                                    ------------      ------------
Cash and Cash Equivalents, End of Period                            $ 19,413,440      $  9,160,152
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest                              $  1,367,632      $  1,090,072
                                                                    ============      ============
Cash Paid During the Year for Federal Income Taxes                  $     40,000      $    142,562
                                                                    ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 with authorized capital of 10,000,000 shares of $4.17 par value common stock. On September 3, 1996, the Company acquired 100 percent of the shares of Somerset Valley Bank (the "Bank") by exchanging 6 shares of its Common Stock for each 5 shares of the Bank. This exchange has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, which resulted in no changes to the underlying carrying amounts of assets and liabilities. Effective April 16, 1998, the Company declared a 2 for 1 stock split, resulting in a $2.09 par value common stock. All financial statements have been restated to reflect this.

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At March 31, 1998 and December 31, 1997 the composition of outstanding loans is summarized as follows:

                                                             March 31,                  December 31,
                                                               1998                          1997
                                                           -------------                ------------
        Secured by Real Estate:
           Residential Mortgage                            $  33,375,671                $ 33,248,717
           Commercial Mortgage                                31,540,235                  29,793,163
           Construction                                        4,327,095                   4,851,720
        Commercial and Industrial                             19,498,706                  20,889,305
        Loans to Individuals                                   5,415,764                   4,969,103
        Loans to Individuals for Automobiles                  11,487,681                  12,177,339
        Other Loans                                              475,570                     541,327
                                                           -------------                ------------
                                                           $ 106,120,722                $106,470,674
                                                           =============                ============

         There were no loans restructured during 1998 or 1997. There were no loans past due 90 days or more and still accruing at March 31, 1998 and December 31, 1997. Loans in a non-accrual status totaled $59,443 at March 31, 1998 and $62,632 at December 31, 1997.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                  March 31,         December 31,
                                                    1998                1997
                                                -----------         -----------
Balance January 1,                              $   982,198         $   783,366
Provision Charged to Operations                      65,000             280,000
Charge Offs                                         (20,250)            (86,399)
Recoveries                                              300               5,231
                                                -----------         -----------
Balance End of Period                           $ 1,027,248         $   982,198
                                                ===========         ===========

4.       New Accounting Pronouncement

         On January 1, 1998, the Corporation adopted Statements of Financial Accounting Standards (SFAS) No. 129, "Disclosure Information about Capital
Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and No. 15, as well as SFAS No. 47. The Corporation's current disclosures were not affected by the adoption of SFAS No. 129.

         On January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 did not have a material impact on the Corporation's financial position or results of operations.

         On January 1, 1998, the Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their product and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 did not have an impact on the Corporation's financial position or results of operations.

         The American Institute of Certified Public Accountants (AICPA) executive committee has issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP was issued to provide authoritative guidance on the subject of accounting for the cost associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Corporation's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         Net income for the first three months of 1998 was $233,634, an increase of $2,141 or 1.0% as compared to the same period in 1997. Earnings per share-Basic were $.09 in 1998 as compared to $.09 in 1997*. Earnings per share - Diluted were $.09 in 1998 and 1997*.

         *Based on the 2 for 1 stock split effective April 16, 1998, earnings per share on a Basic and Diluted basis would have been $0.17 before the stock split.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first three months of 1998 was $1,587,791 compared to $1,360,357 in 1997, an increase of $227,434 or 15%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earnings assets for the first three months of 1998 were $141.8 million an increase of $20.7 million or 17% from the first three months of 1997. Loans accounted for almost 74% of this increase as loans averaged $104.7 million during the three months. The increase in loan balances caused interest income to increase $344,217. Furthermore, the yield on loans increased from 9.09%, to a 9.16%, which caused interest income to increase an additional $15,097. Overall, interest income increased $449,383. Almost all of this amount was due to the increase in average balances. The yield on earning assets was 8.34% for 1998 and 8.26% for 1997.

         The overall cost of interest-bearing liabilities increased five basis points from 4.65% to 4.70%. The Company had several deposit promotions during the latter part of 1997 and the first quarter of 1998 to help introduce the opening of the Bridgewater Township, Gaston Avenue and Arbor Glen offices. Although average non-interest sources of funds (capital and demand deposits) increased $2.6 million, the cost of funding earning assets increased from 3.70% to 3.80%. The increase in the cost to fund earning assets resulted in an increase in interest expense of $221,949.

         The net result of the change in net interest income for the first three months of 1998 versus the first three months of 1997 was an increase in earnings of $227,434. However, due to a change in the mix of the assets and liabilities, the net interest margin declined one basis point from a 4.55% to a 4.54%.

Provision for Loan Possible Losses

         The provision for possible loan losses was $65,000 in the first three months of 1998 as compared to $75,000 in the first three months of 1997. The decrease in the provision was mostly related to the slowdown in growth of outstanding loans. Total gross loans decreased $349,952 since December 31, 1997 but increased $13.9 million or 15% since March 31, 1997.

Other Income

         During the first three months of 1998, other income increased $34,931 or 32% over the same period in 1997. Gains on the sale of loans accounted for $24,036 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Service charges on deposit accounts increased $11,770 or 22% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines were instituted in the latter half of 1997, which resulted in a $5,501 increase in ATM fees over last year.

         Other income decreased $875 or 3.0%.

Other Expense

         Other expenses for the three months ended March 31, 1998 increased $267,346 or 27% from the same period in 1997. Since July of 1997, the Company has opened a branch office in Bridgewater Township, a branch on Gaston Avenue in Somerville, and a branch in the Arbor Glen assisted living facility in Bridgewater Township. Expenses were impacted by additional personnel, occupancy costs, and other expenses related to the opening of the new branches. Consequently, total assets have grown $26.6 million or 20% since March 31, 1997. Because of the growth in assets and the offices, the Company has had to hire additional personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $152,913 or 29% from last year. The Company has also entered into a rental agreement for another potential branch site in Aberdeen, in Monmouth County. Rent on the newly opened locations and the potential branch site location coupled with depreciation on improved facilities resulted in a $36,743 or 33% increase in occupancy expenses. The Company has also made an effort to remain current with technology and to provide computer access for each employee. These purchases as well as other purchases of equipment for new employees increased equipment expense $8,947 or 12% from last year. Other expenses increased from last year $68,743 or 23%. Much of this increase was related to the growth of the Company which affected many areas, but especially supplies and data processing costs. Marketing and business development costs increased $11,358 due to grand opening costs of the Gaston Avenue and Arbor Glenn offices and to continued promotions of home equity loans and several new banking products.

Financial Condition
March 31, 1998 compared to December 31, 1997

         Total assets increased $8.4 million or 6% from December 31, 1997. Total loans decreased $349,952. Loans secured by real estate increased $1.3 million. Commercial mortgages increased $1.7 million while construction loans decreased $524,625. Activity varies in the marketplace depending upon seasonality and competition. Loans to individuals for automobiles, declined by $689,658. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $8.5 million or 6% during the first three months. All deposit categories, with the exception of CDs over $100,000, increased with the largest increase of $5.3 million in the time deposits less than $100,000 category.

         Investment securities decreased $4.7 million. The increase in deposits coupled with flat yield curves in the market and pending loan growth caused a shift from longer term securities to short term investments.

Asset Quality

         There were no loans past due 90 days or more and still accruing as of March 31, 1998 and at December 31, 1997.

         Loans in a non-accrual status totaled $59,443 at March 31, 1998 and $62,632 at December 31, 1997 and represented .06% of total loans as of March 31, 1998 and December 31, 1997.

         The Company had no other real estate owned at March 31, 1998.

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

         At March 31, 1998, the allowance for loans losses was $1,027,248 and represented .97% of total loans and 1,728% of non-performing loans compared to an allowance for loan losses at December 31, 1997 of $982,198 or .92% of total loans and 1,568% of non-performing loans at December 31, 1997.

         Charge-offs for the first three months of 1998 totaled $20,250 compared to $86,399 for the year ended December 31, 1997.

Capital Resources

         Total Shareholders' Equity was $13,364,262 at March 31, 1998 compared to $13,095,530 at December 31, 1997.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   March 31,     December 31,
                                                     1998           1997
                                                   ---------     ------------
Tier I Capital to Risk Weighted Assets              10.65%         11.89%
Total Capital to Risk Weighted Assets               11.50%         12.81%
Leverage Ratio                                       8.65%          8.72%

Liquidity

         Cash and cash equivalents totaled $19.4 million at March 31, 1998 an increase of $13.4 million.

         The increase in Cash and Cash Equivalents was partially attributable to an increase in deposits which contributed to an increase in cash used for financing activities of $8.0 million. Demand deposits experienced the largest increase for the three month period of $3.9 million.

         The increase in Cash and Cash Equivalents was also partially attributable to a decrease in investment activities, which produced $4.9 million of available cash. Those funds were invested in short term investments awaiting pending future loan growth.

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

                  Proxies were mailed to shareholders of the Company on March 31, 1998 for the Annual Meeting of Shareholders on April 30, 1998. The purpose was the election of Directors for a term of three years.

                  Following are the results of the voting:

                           The following candidates were nominated for a term to continue to the 2001 Annual Meeting.

                                                               Votes For                    Votes Withheld
                                                               ---------                    --------------
                           Bernard Bernstein                   1,110,272                          144
                           Robert P. Corcoran                  1,110,416                            0
                           Mark S. Gold, MD                    1,110,416                            0
                           Raymond L. Hughes                   1,110,272                          144
                           S. Tucker S. Johnson                1,110,316                          100

Item 5   -        Other Information
                  None.

Item 6   -        Exhibits and Reports on Form 8-K
                  --------------------------------
            (a)   Exhibits

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

         (27)     Financial Data Schedule

          (b)     Reports on Form 8-K
                  A report on Form 8-K was filed during the first quarter of 1998 under Item 5 "Other Events."

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  SVB FINANCIAL SERVICES, INC.
                                                  (Registrant)




Dated:   May 7, 1998                              By:   /s/Keith B. McCarthy
                                                        --------------------
                                                        Keith B. McCarthy
                                                        Executive Vice President
                                                        Chief Accounting Officer