Form 10-Q
period 1998-06-30
SVB FINANCIAL SERVICES INC
filed 1998-08-13
CIK 1011698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


                        Commission File Number: 000-22407


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

                           [ X ] Yes       [  ] No


     As of June 30, 1998 there were 2,759,624 shares of common stock, $2.09 par value outstanding. These numbers have been restated to show a 2 for 1 stock split effective April 16, 1998.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX




PART I        -      FINANCIAL INFORMATION

ITEM 1        -      Financial Statements and Notes to Consolidated Financial
                     Statements

ITEM 2        -      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


PART II       -      OTHER INFORMATION

ITEM 1        -      Legal Proceedings

ITEM 5        -      Other Information








SIGNATURES

SVB FINANCIAL SERVICES, INC.

STATEMENTS OF CONDITION                                   June 30,         December 31,
June 30, 1998 and December 31, 1997                        1998               1997
                                                       -------------      -------------
                                                        (unaudited)
ASSETS
Cash & Due from Banks                                  $   7,600,910      $   5,794,622
Federal Funds Sold                                         5,725,000               --
Interest Bearing Time Deposits                               998,010               --
Other Short Term Investments                                 627,184            188,304
                                                       -------------      -------------
Total Cash and Cash Equivalents                           14,951,104          5,982,926
                                                       -------------      -------------

Securities
   Available for Sale                                     14,518,009         11,266,269
   Held to Maturity                                       15,607,030         22,101,977
                                                       -------------      -------------
Total Securities                                          30,125,039         33,368,246
                                                       -------------      -------------

Loans                                                    114,717,535        106,470,674
   Allowance for Possible Loan Losses                     (1,068,038)          (982,198)
   Unearned Income                                          (108,835)           (99,433)
                                                       -------------      -------------
Net Loans                                                113,540,662        105,389,043
                                                       -------------      -------------

Premises & Equipment, Net                                  1,792,918          1,733,516
Other Assets                                               2,155,038          2,075,757
                                                       -------------      -------------
Total Assets                                           $ 162,564,761      $ 148,549,488
                                                       =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits
   Demand
   Non-interest Bearing                                $  26,040,691      $  21,965,676
   NOW Accounts                                           16,747,852         13,014,148
                                                       -------------      -------------
Savings                                                    9,874,586          9,042,660
Money Market Accounts                                     18,847,619         16,227,255
Time
   Greater than $100,000                                  10,030,684         12,879,808
   Less than $100,000                                     66,368,539         60,800,469
                                                       -------------      -------------
Total Deposits                                           147,909,971        133,930,016

Federal Funds Purchased                                         --              500,000
Obligations Under Capital Lease                              441,006            443,697
Accrued Expenses & Other Liabilities                         595,195            580,245
                                                       -------------      -------------
Total Liabilities                                        148,946,172        135,453,958
                                                       -------------      -------------
Commitments and Contingencies

SVB FINANCIAL SERVICES, INC.

STATEMENTS OF CONDITION                                   June 30,         December 31,
June 30, 1998 and December 31, 1997                         1998               1997
                                                       -------------      -------------
                                                         (unaudited)

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 10,000,000                   5,767,614          5,739,265
Shares Authorized; 2,759,624 Shares in 1998 and
   2,739,220 Shares in 1997 Issued and Outstanding
Additional Paid-in Capital                                 5,487,552          5,459,397
Retained Earnings                                          2,343,074          1,859,173
Unrealized Gain on Securities Available for Sale,
   Net of Income Taxes                                        20,349             37,695
                                                       -------------      -------------
Total Shareholders' Equity                                13,618,589         13,095,530
                                                       -------------      -------------
Total Liabilities and Shareholders' Equity             $ 162,564,761      $ 148,549,488
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.
(unaudited)
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months Ended    For the Six Months Ended
For the Period Ended June 30, 1998 and 1997                         1998           1997           1998           1997
                                                                 ----------     ----------     ----------     ----------
INTEREST INCOME
Interest on Loans                                                $2,496,823     $2,134,406     $4,860,426     $4,138,695
Interest on Securities Available for Sale                           194,372        194,660        358,237        340,314
Interest on Securities Held to Maturity                             257,785        212,646        561,590        435,758
Interest on Other Short Term Investments                             13,513          8,120         17,118         28,651
Interest on Federal Funds Sold                                       82,191         70,630        163,451        143,799
                                                                 ----------     ----------     ----------     ----------
Total Interest Income                                             3,044,684      2,620,462      5,960,822      5,087,217
                                                                 ----------     ----------     ----------     ----------
INTEREST EXPENSE

Interest on Deposits                                              1,370,025      1,196,057      2,688,779      2,302,455
Interest on Federal Funds Purchased                                    --             --              183           --
Interest on Obligations Under Capital Lease                           9,381           --           18,791           --
                                                                 ----------     ----------     ----------     ----------
Total Interest Expense                                            1,379,406      1,196,057      2,707,753      2,302,455
                                                                 ----------     ----------     ----------     ----------

Net Interest Income                                               1,665,278      1,424,405      3,253,069      2,784,762
PROVISION FOR POSSIBLE LOAN LOSSES                                   70,000         75,000        135,000        150,000
                                                                 ----------     ----------     ----------     ----------
Net Interest Income after Provision For Possible Loan Losses      1,595,278      1,349,405      3,118,069      2,634,762

OTHER INCOME

Service Charges on Deposit Accounts                                  70,241         54,344        134,561        106,894
Gain on the Sale of Investment Securities                            68,535         27,353        119,326         54,108
Other Income                                                         26,565         27,038         56,663         58,011
                                                                 ----------     ----------     ----------     ----------
Total Other Income                                                  165,341        108,735        310,550        219,013

OTHER EXPENSE

Salaries and Employee Benefits                                      678,647        513,717      1,352,276      1,034,433
Occupancy Expense                                                   159,518        109,596        308,668        222,003
Equipment Expense                                                    95,239         73,039        180,180        149,033
Other Expenses                                                      407,409        341,971        775,150        640,969
                                                                 ----------     ----------     ----------     ----------
Total Other Expense                                               1,340,813      1,038,323      2,616,274      2,046,438
                                                                 ----------     ----------     ----------     ----------

Net Income Before Provision for Income Taxes                        419,806        419,817        812,345        807,337
Provision for Income Taxes                                          169,539        168,991        328,444        325,018
                                                                 ----------     ----------     ----------     ----------
Net Income                                                       $  250,267     $  250,826     $  483,901     $  482,319
                                                                 ==========     ==========     ==========     ==========

EARNINGS PER COMMON SHARES - Basic*                              $     0.09     $     0.09     $     0.18     $     0.18
                                                                 ==========     ==========     ==========     ==========
EARNINGS PER COMMON SHARES - Diluted*                            $     0.08     $     0.08     $     0.17     $     0.17
                                                                 ==========     ==========     ==========     ==========

* Shares outstanding have been adjusted for the 2 for 1 stock split effective April 16, 1998

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME                                   For the Three Months Ended       For the Six Months Ended
For the Quarter Ended June 30                             1998          1997             1998           1997
                                                       ---------     ---------        ---------      ---------
                                                                             (unaudited)

Net Income                                             $ 250,267     $ 250,826        $ 483,901      $ 482,319
Other Comprehensive Income, Net of Tax

   Unrealized Gains/(Losses) Arising in the Period         4,060        48,992          (17,346)        (5,505)
                                                       ---------     ---------        ---------      ---------
Comprehensive Income                                   $ 254,327     $ 299,818        $ 466,555      $ 476,814
                                                       =========     =========        =========      =========

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
(unaudited)
For the Period Ended June 30,                                           1998              1997
                                                                   ------------      ------------
OPERATING ACTIVITIES

Net Income                                                         $    483,901      $    482,319
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:

Provision for Possible Loan Losses                                      135,000           150,000
Depreciation and Amortization                                           184,585           139,213
(Accretion) of Securities Premium/Discount                               (6,786)          (10,374)
Increase in Other Assets                                                (86,042)         (207,042)
Increase (Decrease) in Accrued Expenses and Other Liabilities            23,886           (97,771)
Increase (Decrease) in Unearned Income                                    8,174            (3,706)
                                                                   ------------      ------------
Net Cash Provided By Operating Activities                               742,718           452,639
                                                                   ------------      ------------

INVESTING ACTIVITIES

Proceeds from Maturities of Securities

   Available for Sale                                                 3,996,465           364,272
   Held to Maturity                                                   9,257,415         6,291,457
Purchases of Securities
   Available for Sale                                                (7,282,200)       (4,497,188)
   Held to Maturity                                                  (2,747,969)       (7,230,331)
Increase in Loans                                                    (8,294,793)       (8,504,009)
Capital Expenditures                                                   (237,226)         (219,051)
                                                                   ------------      ------------
Net Cash Used for Investing Activities                               (5,308,308)      (13,794,850)
                                                                   ------------      ------------

FINANCING ACTIVITIES

Net Increase in Demand Deposits                                       7,808,719         4,756,117
Net Increase in Savings Deposits                                        831,926           201,213
Net Increase in Money Market Deposits                                 2,620,364         2,311,610
Net Increase in Time Deposits                                         2,718,946         7,689,274
Decrease in Federal Funds Purchased                                    (500,000)                0
Decrease in Obligation Under Capital Lease                               (2,691)                0
Proceeds from Issuance of Common Stock, Net                              56,504                 0
Increase in Common Stock from Non Acceptance of Exchange Offer                0            24,762
                                                                   ------------      ------------
Net Cash Provided by Financing Activities                            13,533,768        14,982,976
                                                                   ------------      ------------

Increase in Cash and Cash Equivalents, Net                            8,968,178         1,640,765
Cash and Cash Equivalents, Beginning of Year                          5,982,926        12,128,176
                                                                   ------------      ------------
Cash and Cash Equivalents, End of Period                           $ 14,951,104      $ 13,768,941
                                                                   ============      ============

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW

For the Period Ended June 30, (continued)                             1998                1997
                                                                   ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for Interest                             $  2,742,500      $  2,253,966
                                                                   ============      ============
Cash Paid During the Year for Federal Income Taxes                 $    360,000      $    427,562
                                                                   ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 (UNAUDITED)

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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At June 30, 1998 and December 31, 1997 the composition of outstanding loans is summarized as follows:

                                                    June 30,        December 31,
                                                      1998               1997
                                                 ------------       ------------
 Secured by Real Estate:
   Residential Mortgage                          $ 35,268,951       $ 33,248,717
   Commercial Mortgage                             37,404,903         29,793,163
   Construction                                     2,714,472          4,851,720
Commercial and Industrial                          20,895,220         20,889,305
Loans to Individuals                                6,753,521          4,969,103
Loans to Individuals for Automobiles               11,234,008         12,177,339
Other Loans                                           446,460            541,327
                                                 ------------       ------------
                                                 $114,717,535       $106,470,674
                                                 ============       ============


         There were no loans restructured during 1998 or 1997. Loans past due 90 days or more and still accruing totaled $150,000 at June 30, 1998 and $0 at December 31, 1997. Loans in a non-accrual status totaled $69,663 at June 30, 1998 and $62,632 at December 31, 1997.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                  June 30,          December 31,
                                                    1998                1997
                                                -----------         -----------

Balance January 1,                              $   982,198         $   783,366
Provision Charged to Operations                     135,000             280,000
Charge Offs                                         (49,610)            (86,399)
Recoveries                                              450               5,231
                                                -----------         -----------
Balance End of Period                           $ 1,068,038         $   982,198
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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liablities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         Net income for the first six months of 1998 was $483,901, an increase of $1,582 or 0.33% as compared to the same period in 1997. Earnings per share-Basic were $.18 in 1998 as compared to $.18 in 1997*. Earnings per share - Diluted were $.17 in 1998 and 1997*.

                  *Based on the 2 for 1 stock split effective April 16, 1998.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first six months of 1998 was $3,253,069 compared to $2,784,762 in 1997, an increase of $468,307 or 17%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first six months of 1998 were $144.8 million an increase of $20.6 million or 17% from the first six months of 1997. Loans accounted for 76% of this increase as loans averaged $107.6 million during the six months. The increase in loan balances caused interest income to increase $708,804. Furthermore, the yield on loans increased from 9.08%, to a 9.11%, which caused interest income to increase an additional $12,927. Overall, interest income increased $873,605. Almost all of this amount was due to the increase in average balances. The yield on earning assets was 8.30% for 1998 and 8.26% for 1997.

         The overall cost of interest-bearing liabilities decreased one basis points from 4.69% to 4.68%. Time deposits accounted for 66% of the increase in interest expense, most of which was related to volume. Although average non-interest sources of funds (capital and demand deposits) increased $3.3 million, the cost of funding earning assets increased from 3.74% to 3.77%. The increase in the cost to fund earning assets resulted in an increase in interest expense of $405,298.

         The net result of the change in net interest income for the first six months of 1998 versus the first six months of 1997 was an increase in earnings of $468,307. However, due to a change in the mix of the assets and liabilities, the net interest margin only increased one basis point from a 4.52% to a 4.53%.

Provision for Loan Possible Losses

         The provision for possible loan losses was $135,000 in the first six months of 1998 as compared to $150,000 in the first six months of 1997. The decrease in the provision was mostly related to the slowdown in the growth of outstanding loans during the beginning of the year. Total gross loans increased $8.2 million since December 31, 1997 but all of this growth was experienced during the second quarter of 1998.

Other Income

         During the first six months of 1998, other income increased $91,537 or 42% over the same period in 1997. Gains on the sale of loans accounted for $65,218 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Service charges on deposit accounts increased $27,667 or 26% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines were instituted in the latter half of 1997, which resulted in a $12,062 increase in ATM fees over last year.


Other Expense

         Other expenses for the six months ended June 30, 1998 increased $569,836 or 28% from the same period in 1997. Since July of 1997, the Company has opened a branch office in Bridgewater Township, a branch on Gaston Avenue in Somerville, and a branch in the Arbor Glen assisted living facility in Bridgewater Township. Expenses were impacted by additional personnel, occupancy costs, and other expenses related to the opening of the new branches. Consequently, total assets have grown $22.2 million or 16% since June 30, 1998. Because of the growth in assets and in offices, the Company has had to hire additional personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $317,843 or 31% from last year. The Company has also entered into a rental agreement for another potential branch site in Aberdeen, in Monmouth County. Rent on the newly opened locations and the potential branch site location coupled with depreciation on improved facilities resulted in a $86,665 or 39% increase in occupancy expenses. The Company has also made an effort to remain current with technology and to provide computer access for each employee. These purchases as well as other purchases of equipment for new employees and the additional branches increased equipment expense $31,147 or 21% from last year. Other expenses increased from last year $134,181 or 21%. Much of this increase was related to the growth of the Company which affected many areas, but especially supplies, data processing costs, and outside services. Marketing and business development costs increased $10,477 due to grand opening costs of the Gaston Avenue and Arbor Glenn offices and to continued promotions of home equity loans and several new banking products.

Financial Condition

June 30, 1998 compared to December 31, 1997

         Total assets increased $14.0 million or 9% from December 31, 1997. Total loans increased $8.2 million. Loans secured by real estate increased $7.5 million. Commercial mortgages increased $7.6 million and construction loans decreased $2.1 million. Activity varies in the marketplace depending upon seasonality and competition. Loans to individuals for automobiles, declined by $.9 million. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $14.0 million or 10% during the first six months. All deposit categories, with the exception of CDs over $100,000, increased with the largest increase of $5.6 million in the time deposits less than $100,000 category.

         Investment securities decreased $3.2 million. The increase in deposits coupled with flat yield curves in the market and pending loan growth has caused a shift from longer term securities to short term investments.

Asset Quality

         Loans past due 90 days or more and still accruing were $150,000 as of June 30, 1998 and represented .13% of total loans. There were no loans past due 90 days or more and still accruing as of December 31, 1997.

         Loans in a non-accrual status totaled $69,663 at June 30, 1998 and $62,632 at December 31, 1997 and represented .06% of total loans as of June 30, 1998 and December 31, 1997.

         The Company had no other real estate owned at June 30, 1998.

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

         At June 30, 1998, the allowance for loans losses was $1,068,038 and represented .93% of total loans and 486% of non-performing loans compared to an allowance for loan losses at December 31, 1997 of $982,198 or .92% of total loans and 1,568% of non-performing loans at December 31, 1997.

         Charge-offs for the first six months of 1998 totaled $49,610 compared to $86,399 for the year ended December 31, 1997.

Capital Resources

         Total Shareholders' Equity was $13,618,589 at June 30, 1998 compared to $13,095,530 at December 31, 1997.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                             March 31,         December 31,
                                               1998                1997
                                             ---------         ------------

Tier I Capital to Risk Weighted Assets        10.75%              11.89%
Total Capital to Risk Weighted Assets         11.62%              12.81%
Leverage Ratio                                 8.48%               8.72%

Liquidity

         Cash and cash equivalents totaled $15.0 million at June 30, 1998 an increase of $9.0 million.

         The increase in Cash and Cash Equivalents was partially attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $13.5 million. Demand deposits experienced the largest increase for the six month period of $7.8 million.

         The increase in financing activities was partially offset by net cash used for investing activities of $5.3 million. Investing activities were made up of loans ($8.3 million) and purchases of securities ($10.0 million). Security purchases were offset by security maturities of $13.3 million.

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

Item 2   -        Changes in Securities
                  None.

Item 3   -        Defaults upon Senior Securities
                  None.

Item 5   -        Other Information

                  On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF.

Item 6   -        Exhibits and Reports on Form 8-K
                  --------------------------------
            (a)   Exhibits
                  --------

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

                                              SVB FINANCIAL SERVICES, INC.

                                              (Registrant)

Dated:   August 7, 1998                       By:   /s/  Keith B. McCarthy
                                                    Keith B. McCarthy
                                                    Executive Vice President
                                                    Chief Accounting Officer