Form 10-Q
period 1998-09-30
SVB FINANCIAL SERVICES INC
filed 1998-11-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

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

                           [ X ] Yes       [  ] No


As of November 13, 1998, there were 2,768,024 shares of common stock, $2.09 par value outstanding. These numbers have been restated to show a 2 for 1 stock split effective April 16, 1998.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX

PART I            -        FINANCIAL INFORMATION

ITEM 1            -        Financial Statements and Notes to Consolidated
                           Financial Statements

ITEM 2            -        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

ITEM 3            -        Market Risk

PART II           -        OTHER INFORMATION

ITEM 1            -        Legal Proceedings

ITEM 5            -        Other Information




SIGNATURES

SVB FINANCIAL SERVICES, INC.

STATEMENTS OF CONDITION                                September 30,       December 31,
September 30, 1998 and December 31, 1997                   1998               1997
                                                       -------------     --------------
                                                        (Unaudited)
ASSETS

Cash & Due from Banks                                  $  10,678,170      $   5,794,622
Federal Funds Sold                                        15,550,000               --
Interest Bearing Time Deposits                             2,194,010               --
Other Short Term Investments                                 643,363            188,304
                                                       -------------      -------------
Total Cash and Cash Equivalents                           29,065,543          5,982,926
                                                       -------------      -------------

Securities

   Available for Sale                                     11,975,485         11,266,269
   Held to Maturity                                       11,733,635         22,101,977
                                                       -------------      -------------
Total Securities                                          23,709,120         33,368,246
                                                       -------------      -------------

Loans                                                    116,929,457        106,470,674
   Allowance for Possible Loan Losses                     (1,145,823)          (982,198)
   Unearned Income                                          (101,604)           (99,433)
                                                       -------------      -------------
Net Loans                                                115,682,030        105,389,043
                                                       -------------      -------------

Premises & Equipment, Net                                  1,767,663          1,733,516
Other Assets                                               2,168,792          2,075,757
                                                       -------------      -------------
Total Assets                                           $ 172,393,148      $ 148,549,488
                                                       =============      =============

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                $  23,763,367      $  21,965,676
   NOW Accounts                                           19,592,830         13,014,148
Savings                                                   12,419,112          9,042,660
Money Market Accounts                                     17,921,323         16,227,255
Time
   Greater than $100,000                                  13,213,032         12,879,808
   Less than $100,000                                     70,269,937         60,800,469
                                                       -------------      -------------
Total Deposits                                           157,179,601        133,930,016
                                                       -------------      -------------

Federal Funds Purchased                                         --              500,000
Obligations Under Capital Lease                              439,617            443,697
Accrued Expenses & Other Liabilities                         719,829            580,245
                                                       -------------      -------------
Total Liabilities                                        158,339,047        135,453,958
                                                       -------------      -------------

SVB FINANCIAL SERVICES, INC.

STATEMENTS OF CONDITION  (continued)                   September 30,       December 31,
September 30, 1998 and December 31, 1997                   1998               1997
                                                       -------------     --------------
                                                        (Unaudited)
SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 10,000,000                   5,785,170          5,739,265
   Shares Authorized; 2,768,024 Shares in 1998 and
   2,739,220 Shares in 1997 Issued and Outstanding
Additional Paid-in Capital                                 5,504,982          5,459,397
Retained Earnings                                          2,709,762          1,859,173
Unrealized Gain on Securities Available for Sale,

   Net of Income Taxes                                        54,187             37,695
                                                       -------------      -------------
Total Shareholders' Equity                                14,054,101         13,095,530
                                                       -------------      -------------
Total Liabilities and Shareholders' Equity             $ 172,393,148      $ 148,549,488
                                                       =============      =============

SVB FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME                               For the Three Months Ended    For the Nine Months Ended
For the Period Ended September 30, 1998 and 1997                    1998           1997           1998           1997
                                                                 ----------     ----------     ----------     ----------
                                                                                     (Unaudited)
INTEREST INCOME
Interest on Loans                                                $2,681,712     $2,205,896     $7,542,138     $6,344,591
Interest on Securities Available for Sale                           182,516        204,980        540,753        545,294
Interest on Securities Held to Maturity                             214,249        261,357        775,839        697,115
Interest on Other Short Term Investments                             19,659         16,630         36,777         45,281
Interest on Federal Funds Sold                                       84,898         87,147        248,349        230,946
                                                                 ----------     ----------     ----------     ----------
Total Interest Income                                             3,183,034      2,776,010      9,143,856      7,863,227
                                                                 ----------     ----------     ----------     ----------

INTEREST EXPENSE
Interest on Deposits                                              1,416,861      1,269,384      4,105,640      3,571,839
Interest on Federal Funds Purchased                                    --             --              183           --
Interest on Obligations Under Capital Lease                           9,352          4,181         28,143          4,181
                                                                 ----------     ----------     ----------     ----------
Total Interest Expense                                            1,426,213      1,273,565      4,133,966      3,576,020
                                                                 ----------     ----------     ----------     ----------

Net Interest Income                                               1,756,821      1,502,445      5,009,890      4,287,207
PROVISION FOR POSSIBLE LOAN LOSSES                                   90,000         65,000        225,000        215,000
                                                                 ----------     ----------     ----------     ----------
Net Interest Income after Provision For Possible Loan Losses      1,666,821      1,437,445      4,784,890      4,072,207
                                                                 ----------     ----------     ----------     ----------

OTHER INCOME
Service Charges on Deposit Accounts                                  76,622         60,907        211,183        167,801
Gain on the Sale of Loans                                           144,402         44,485        263,728         98,593
Gain on the Sale of Securities                                        3,828           --            3,828           --
Other Income                                                         35,242         22,175         91,905         80,186
                                                                 ----------     ----------     ----------     ----------
Total Other Income                                                  260,094        127,567        570,644        346,580
                                                                 ----------     ----------     ----------     ----------

OTHER EXPENSE
Salaries and Employee Benefits                                      678,517        557,172      2,030,793      1,591,605
Occupancy Expense                                                   161,748        121,082        470,416        343,085
Equipment Expense                                                    97,633         76,386        277,813        225,419
Other Expenses                                                      383,803        338,864      1,158,953        979,833
                                                                 ----------     ----------     ----------     ----------
Total Other Expense                                               1,321,701      1,093,504      3,937,975      3,139,942
                                                                 ----------     ----------     ----------     ----------

Net Income Before Provision for Income Taxes                        605,214        471,508      1,417,559      1,278,845
Provision for Income Taxes                                          238,526        190,156        566,970        515,174
                                                                 ----------     ----------     ----------     ----------
Net Income                                                       $  366,688     $  281,352     $  850,589     $  763,671
                                                                 ==========     ==========     ==========     ==========

EARNINGS PER COMMON SHARES - Basic*                              $     0.13     $     0.10     $     0.31     $     0.28
                                                                 ==========     ==========     ==========     ==========
EARNINGS PER COMMON SHARES - Diluted*                            $     0.13     $     0.10     $     0.30     $     0.28
                                                                 ==========     ==========     ==========     ==========

* Shares outstanding have been adjusted for the 2 for 1 stock split effective April 16, 1998

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME                                 For the Three Months Ended     For the Nine Months Ended
For the Period Ended September 30                       1998         1997               1998         1997
                                                       --------     --------           --------     --------
                                                                            (Unaudited)
Net Income                                             $366,688     $281,352           $850,589     $763,671
Other Comprehensive Income, Net of Tax

   Unrealized Gains/(Losses) Arising in the Period       33,838       21,336             16,492       15,831
                                                       --------     --------           --------     --------
Comprehensive Income                                   $400,526     $302,688           $867,081     $779,502
                                                       ========     ========           ========     ========

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW

For the Period Ended September 30,                                     1998               1997
                                                                   ------------      ------------
OPERATING ACTIVITIES

Net Income                                                         $    850,589      $    763,671
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:

Provision for Possible Loan Losses                                      225,000           215,000
Depreciation and Amortization                                           283,165           215,202
Amortization  (Accretion) of Securities Premium/Discount                  2,420           (14,871)
Gains on the Sale of Securities Available for Sale, Net                  (3,828)             --
Gains on the Sale of Loans                                             (263,728)          (98,593)
(Increase) in Other Assets                                             (103,176)         (553,237)
Increase (Decrease) in Accrued Expenses and Other Liabilities           131,088           (53,618)
Increase in Unearned Income                                               2,170             9,461
                                                                   ------------      ------------
Net Cash Provided By Operating Activities                             1,123,700           483,015
                                                                   ------------      ------------

INVESTING ACTIVITIES

Proceeds from Sale of Securities Available for Sale                   2,503,828                 0
Proceeds from Maturities of Securities
   Available for Sale                                                 5,324,274         2,149,985
   Held to Maturity                                                  12,887,589         8,424,262
Purchases of Securities

   Available for Sale                                                (8,282,200)       (7,236,392)
   Held to Maturity                                                  (2,747,969)      (12,235,956)
Proceeds from the Sale of Loans                                       6,941,000                 0
Increase in Loans                                                   (17,197,429)       (8,319,889)
Decreases in Other Real Estate                                                0           304,700
Capital Expenditures                                                   (307,171)         (785,358)
                                                                   ------------      ------------
Net Cash Used for Investing Activities                                 (878,078)      (17,698,648)
                                                                   ------------      ------------

FINANCING ACTIVITIES

Net Increase in Demand Deposits                                       8,376,373         4,906,401
Net Increase in Savings Deposits                                      3,376,452         1,517,713
Net Increase in Money Market Deposits                                 1,694,068         3,666,463
Net Increase in Time Deposits                                         9,802,692         8,532,956
(Decrease) Increase in Federal Funds Purchased                         (500,000)          445,000
(Decrease) in Obligation Under Capital Lease                             (4,080)                0
Proceeds from Issuance of Common Stock, Net                              91,490                 0
Increase in Common Stock from Non Acceptance of Exchange Offer                0            24,762
                                                                   ------------      ------------
Net Cash Provided by Financing Activities                            22,836,995        19,093,295
                                                                   ------------      ------------

Increase in Cash and Cash Equivalents, Net                           23,082,617         1,877,662
Cash and Cash Equivalents, Beginning of Year                          5,982,926        12,128,176
                                                                   ------------      ------------
Cash and Cash Equivalents, End of Period                           $ 29,065,543      $ 14,005,838
                                                                   ============      ============

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW

For the Period Ended September 30,                                     1998               1997
                                                                   ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash Paid During the Year for Interest                             $  4,132,509      $  3,504,910
                                                                   ============      ============
Cash Paid During the Year for Federal Income Taxes                 $    490,000      $    577,562
                                                                   ============      ============

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1998 (UNAUDITED)

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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At September 30, 1998 and December 31, 1997 the composition of outstanding loans is summarized as follows:

                                                 September 30,      December 31,
                                                     1998               1997
                                                 ------------       ------------
Secured by Real Estate:

   Residential Mortgage                          $ 29,309,713       $ 33,248,717
   Commercial Mortgage                             41,136,080         29,793,163
   Construction                                     5,035,259          4,851,720
Commercial and Industrial                          22,073,011         20,889,305
Loans to Individuals                                7,530,799          4,969,103
Loans to Individuals for Automobiles               11,319,407         12,177,339
Other Loans                                           525,188            541,327
                                                 ------------       ------------
                                                 $116,929,457       $106,470,674
                                                 ============       ============

         There were no loans restructured during 1998 or 1997. Loans past due 90 days or more and still accruing totaled $422,514 at September 30, 1998 and $0 at December 31, 1997. Loans in a non-accrual status totaled $195,507 at September 30, 1998 and $62,632 at December 31, 1997. During 1998, mortgage loans totalling $6,677,272 were sold resulting in a gain of $105,685.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                 Nine Months
                                                    Ended            Year Ended
                                                September 30,        December 31,
                                                    1998                 1997
                                                -----------         -----------
Balance January 1,                              $   982,198         $   783,366
Provision Charged to Operations                     225,000             280,000
Charge Offs                                         (69,524)            (86,399)
Recoveries                                            8,149               5,231
                                                -----------         -----------
Balance End of Period                           $ 1,145,823         $   982,198
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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         Management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and result of operations are not intended to be indicative of future performance.

         In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

         With regard to the Year 2000 disclosure, these "forward-looking statements" include, but are not limited to, estimates of capital expenditures, costs of remediation and testing, the timetable for implementing the remediation and testing phases of Year 2000 planning, the possible impact of third parties' Year 2000 issues on the Company, management's assessment of contingencies and possible scenarios in its Year 2000 planning. The "forward-looking statements" in this report reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think "forward-looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.

Results of Operation

         Net income for the first nine months of 1998 was $850,589, an increase of $86,918 or 11% as compared to the same period in 1997. Earnings per share-Basic were $.31 in 1998 as compared to $.28 in 1997*. Earnings per share - Diluted were $.30 in 1998 and $.28 in 1997*.

              *Based on the 2 for 1 stock split effective April 16, 1998.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first nine months of 1998 was $5,009,890 compared to $4,287,207 in 1997, an increase of $722,683 or 17%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first nine months of 1998 were $147.6 million an increase of $20.4 million or 16% from the first nine months of 1997. Loans accounted for 90% of this increase as loans averaged $111.5 million during the nine months. The increase in loan balances caused interest income to increase $1.2 million. Partially offsetting this, the yield on loans decreased from 9.11%, to a 9.04%, which caused interest income to decrease $45,390. Overall, interest income increased $1.3 million. Almost all of this amount was due to the increase in average balances. The yield on earning assets was 8.28% for 1998 and 8.26% for 1997.

         The overall cost of interest-bearing liabilities decreased four basis points from 4.70% to 4.66%. Total interest bearing deposits increased $16.6 million during the nine months of 1998 to $118.2 million, of which time deposits accounted for 52% of this increase. The increase in deposits caused interest expense to increase $522,034. Overall, interest expense increased $557,946, however, the cost of funding earning assets decreased from 3.76% in 1997 to 3.74% in 1998.

         The net result of the change in net interest income for the first nine months of 1998 versus the first nine months of 1997 was an increase of $722,683. The net interest margin increased three basis points from a 4.51% to a 4.54%.

Provision for Loan Possible Losses

         The provision for possible loan losses was $225,000 in the first nine months of 1998 as compared to $215,000 in the first nine months of 1997. Total gross loans experienced a net increase of $10.5 million since December 31, 1997.

Other Income

         During the first nine months of 1998, other income increased $224,064 or 65% over the same period in 1997. Gains on the sale of loans accounted for $165,135 of the increase. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year. In addition, the Company sold $6.7 million in mortgage loans, as mentioned above, which generated $105,685 in gains.

         Service charges on deposit accounts increased $43,382 or 26% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines were instituted in the latter half of 1997, which resulted in a $18,364 increase in ATM fees over last year.

Other Expense

         Other expenses for the nine months ended September 30, 1998 increased $798,033 or 25% from the same period in 1997. Since July of 1997, the Company has opened a branch office in Bridgewater Township, a branch on Gaston Avenue in Somerville, and a branch in the Arbor Glen assisted living facility in Bridgewater Township. Expenses were impacted by additional personnel, occupancy costs, and other expenses related to the opening of the new branches. Consequently, total assets have grown $27.6 million or 19% since September 30, 1997. Because of the growth in assets and in offices, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $439,188 or 28% from last year. The Company has also entered into a rental agreement for another potential branch site in Aberdeen in Monmouth County and has begun construction for an additional site in Manville in Somerset County. Rent on the newly opened locations and the potential branch site locations coupled with depreciation on other facilities resulted in a $127,331 or 37% increase in occupancy expenses. The Company has also made an effort to remain current with technology and to provide computer access for each employee. These equipment purchases as well as other purchases of equipment for new employees and the additional branches increased equipment expense $52,394 or 23% from last year. Other expenses increased from last year $179,120 or 18%. Much of this increase was related to the growth of the Company which affected many areas, but especially supplies, data processing costs, and other outsourced services.

Financial Condition

September 30, 1998 compared to December 31, 1997

         Total assets increased $23.8 million or 16% from December 31, 1997. Total loans increased $10.5 million. Loans secured by real estate increased $7.6 million. Commercial mortgages increased $11.3 million. Residential mortgage loans decreased $3.9 million. As mentioned above, residential mortgage loans of $6.7 million were sold during the third quarter. Loans to individuals for automobiles, declined by $.9 million. The current interest rates earned on these loans in relation to competition has caused the Company to not be as aggressive in generating new automobile loans.

         Deposits increased $23.2 million or 17% during the first nine months. All deposit categories increased with the largest increase of $9.5 million in the time deposits less than $100,000 category.

         Investment securities decreased $9.7 million. The current flat treasury yield curve and anticipated loan growth has caused a shift from longer term securities to short term investments.

Asset Quality

         Loans past due 90 days or more and still accruing were $422,514 as of September 30, 1998 and represented .36% of total loans. There were no loans past due 90 days or more and still accruing as of December 31, 1997.

         Loans in a non-accrual status totaled $195,507 at September 30, 1998 and $62,632 at December 31, 1997 and represented .17% of total loans as of September 30, 1998 and .06% as of December 31, 1997.

         The Company had no other real estate owned at September 30, 1998.

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

         At September 30, 1998, the allowance for loans losses was $1,145,823 and represented .98% of total loans and 185% of non-performing loans compared to an allowance for loan losses at December 31, 1997 of $982,198 or .92% of total loans and 1,568% of non-performing loans at December 31, 1997.

         Charge-offs for the first nine months of 1998 totaled $69,524 compared to $86,399 for the year ended December 31, 1997.

Capital Resources

         Total Shareholders' Equity was $14,054,101 at September 30, 1998 compared to $13,095,530 at December 31, 1997.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity).

The following are the Company's capital ratios at the end of the periods indicated.

                                          September 30,          December 31,
                                              1998                  1997
                                          -------------          ------------
Tier I Capital to Risk Weighted Assets       10.17%                 11.89%
Total Capital to Risk Weighted Assets        11.09%                 12.81%
Leverage Ratio                                7.92%                  8.72%

Liquidity

         Cash and cash equivalents totaled $29.1 million at September 30, 1998 an increase of $23.1 million, since December 31, 1997.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $23.2 million. Time deposits experienced the largest increase for the nine month period of $9.8 million.

         Investing activities for the nine months included proceeds from the sale of both loans and securities which were $6.9 million and $2.5 million, respectively, and net cash provided from security transactions of $7.2 million. These funds generated were more than offset by an increase in loans which resulted in net cash used for investing activities of $17.2 million.

Year 2000 Disclosure

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond the Year 1999, which cause a system failure or other computer errors, leading to the disruptions in operations.

         In 1997 the company formed a Year 2000 Committee to develop a plan to address the issue. The first phase of the plan called for identifying all date reliant hardware, including computers, check encoders, vaults, A/C & Heating systems, lighting systems, etc. and computer software by performing an inventory and contacting all vendors for information regarding the Y2K compliance of their products. The second phase of the plan called for the replacement or upgrade of non-compliant hardware or software to Y2K compliant status. The third phase called for the testing of mission critical hardware and software to ascertain Y2K compliance. In addition, contingency plans are being written to allow the continuation of operations in case of system failures.

         Phase I (Inventory/Assessment) has been completed. Phase II (Renovation/Implementation) has been completed except for the replacement of check encoder hardware which will take place in early 1999. Phase III (Validation/Testing) is in progress and will be completed by December 31, 1998.

         Most of the Company's major computer applications (loans, deposits, general ledger, etc.) are outsourced to Fiserv, one of the largest bank data processing servicers in the country. Fiserv has a Year 2000 Plan, is performing testing on all mission critical systems and interfaces, and has developed its own contingency plans. Fiserv will complete testing of its systems by December 1998. We have been provided access to all its documentation and test results. In addition, a third party auditor has been hired by Fiserv's clients to review Fiserv's Y2K plan and provide status reports.

         The Company expects to spend $200,000 for equipment upgrades and $30,000 for direct expense items to cover additional Y2K charges.

         The Company has also made several mailings to its retail and commercial customers to apprise them of the Y2K problem. Y2K risk assessment has been made a part of the Bank's commercial loan underwriting procedures. The commercial portfolio has been reviewed and a Y2K risk assessment made of customers. These customers have been contacted and asked to complete an questionnaire regarding their Y2K effort.

ITEM 3 - MARKET RISK

         The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

         Please refer to pages 29-31 "Interest Rate Sensitivity Analysis" and "Change in Interests" in the 1997 Annual Report. There has been no material changes in market risk since the date of that report.

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

                  On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF. On September 30, 1998, the closing bid of the Company's common stock was $9.18 per share.

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

            (b)   Form 8-K

                  There has been no Form 8-K filed during the third quarter of 1998.

         (27)     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SVB FINANCIAL SERVICES, INC.

                                                 (Registrant)

Dated:   November 13, 1998                       By:   /s/Keith B. McCarthy
                                                       --------------------
                                                       Keith B. McCarthy
                                                       Executive Vice President
                                                       Chief Accounting Officer