Form 10KSB
period 1998-12-31
SVB FINANCIAL SERVICES INC
filed 1999-03-31
CIK 1011698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the transition period from                 to

                        Commission File Number 333-12305

                          SVB Financial Services, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                New Jersey                                     22-3438058
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)


      103 West End Avenue, Somerville, NJ                            08876
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)

                                 (908) 704-1188
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

          Title of Each Class      Name of Each Exchange On Which Registered
          -------------------      -----------------------------------------

         Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock $2.09 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [ X ] No   [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuers revenues for the most recent fiscal year was $13,236,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 17, 1999 was $14,348,300.

         The number of shares of the registrants common stock as of March 17, 1999 was 2,773,424.

         The following documents are incorporated by reference. The Annual Report to security holders for the fiscal year ended December 31, 1998.

         The proxy Statement for the annual meeting of security holders April 29, 1999.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

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

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 1998, the Bank had total assets of $185.2 million and is considered a small bank relative to other banks in New Jersey. In 1996, the Bank opened its first full service branch office in Hillsborough Township, New Jersey. During 1997, the Bank opened a full service branch in Bridgewater Township, New Jersey. In 1998 a banking office staffed by one part time person was opened at the Arbor Glen Retirement Community in Bridgewater Township, New Jersey and a mini branch with a drive through on Gaston Avenue in Somerville, New Jersey.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market Deposit Accounts, Savings Accounts and Certificates of Deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 1998, the Bank had $169.7 million in deposits and approximately 11,000 deposit accounts.

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



         Residential mortgages are currently written by the Bank with a three or five-year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long term fixed rate mortgages are originated and sold in the secondary market with servicing retained.

         As of December 31, 1998, the Bank had approximately 3,100 loans of all types totaling $121.5 million.

         Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, travelers cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has four ATM machines and the Bank is a member of the MAC network. The Bank currently employs one licensed agents to sell annuities.

         The Bank offers customers access to their accounts through a telephone or personal computer. These products known as PC Plus and TelePlus also offer a bill payment feature. A Debit Card is also offered allowing customers to access funds anywhere MasterCard is accepted.

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

         With the opening of the Aberdeen office, the Bank will have a branch in Monmouth County. During 1998, the Board of Directors of the Bank redelineated the Bank's market area to include Somerset, Middlesex, Monmouth, Mercer and Morris counties.

Competition

         All phases of the Bank's business are highly competitive. As of June 30, 1998 (the latest date for which figures are available), Somerset County had 23 FDIC insured banks and saving banks with 95 offices. The Bank was ranked 9 of 23 in terms of total deposits, with 4% of the Somerset County market. Somerset County has experienced significant merger activity in recent years. These mergers have resulted in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of one or more of these branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well, thereby increasing competition.

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

Employees

         At December 31, 1998, the Company employed 55 full time and 5 part time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company presently owns no properties. The Bank leases its banking facilities at 103 West End Avenue and its back-office facility at 117 West End Avenue in Somerville from a partnership consisting of all but one of the members of its Board of Directors and one non director. The lease for 103 West End
Avenue expires in July of 2001, but contains four five-year renewal options allowing the Bank to extend the lease. The lease for 117 West End Avenue expires in 2003. The Bank also leases property from the partnership described above located at 48 North Middaugh Street, Somerville on a month-to-month basis for additional parking for the Somerville Branch. The lease for 103 West End Avenue, was reviewed by both the FDIC and the Department of Banking prior to the Bank's opening to determine that the terms of the lease are comparable to those the Bank would receive in an arms length transaction with an unaffiliated third party. Neither the FDIC nor the Department of Banking objected to the terms of the lease. The office space at 117 West End Avenue is also leased at such comparable terms.

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

         The Bank has leases for the following Bank sites which will open during 1999:

                  -      The Manville  office will be  constructed on land at 40
                         North  Main  Street,   Manville,  New  Jersey  from  an
                         unaffiliated third party. The lease expires in 2023.

                  - The Aberdeen office will be constructed on land at 231 State Highway 34, Matawan, New Jersey. The lease has an initial term of ten years and five year options through 2033.

                  - The Bernard Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, will be leased from an unaffiliated third party. The initial term of the lease is fifteen years with three five year renewal options.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         Prior to July 6, 1998, there was no established public trading for the shares of the Company. On July 6, 1998, the common stock of the Company began trading on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for the third and fourth quarters of 1998:

                                              High              Low
                                              ----              ---

                  Third Quarter             $13.00            $9.000
                  Fourth Quarter            $11.00            $8.875

         There are approximately 431 holders of the Company's common stock.

         The Company has never paid a dividend and there are no plans to pay cash dividends at this time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is incorporated by reference from the Company's 1998 Annual Report to Shareholders at pages 18-31 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 3-17 of the 1998 Annual Report to Shareholders.

                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from pages 2-5 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 10.         EXECUTIVE COMPENSATION.

         This information required by this item is incorporated by reference from pages 5-6 under the caption "Executive Compensation" of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information required by this item is incorporated by reference from page 12 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
                  8-K.

         (a)      Financial Statements and Financial Statement Schedules

         The following documents are filed as part of this report:

         1        Financial Statements of SVB Financial Services, Inc.

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Income - Years Ended
                       December 31, 1998 and 1997

                  Consolidated  Statements of Changes in Shareholders' Equity
                       and Comprehensive Income-Years Ended December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows - Years Ended
                       December 31, 1998 and 1997

                  Report of Independent Accountants

         These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

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
                                By-Laws of SVB Financial Services, Inc. (1)
                      10.1      Employment Agreements (1)
                      10.2      SVB Financial Services,  Inc. Nonstatutory Stock
                                Option Plan (2)
                      10.3      SVB Financial Services,  Inc. Restated Incentive
                                Stock Option Plan (3)
                      13        Annual Report to Security-Holders
                      20        Proxy  Statement for the 1999 Annual  Meeting of
                                Shareholders
                      23        Consent   of   Independent    Certified   Public
                                Accountants
                      27        Financial Data Schedule

                      (1)   Incorporated   by   reference   to   the   Company's
                            Registration Statement on SB-2. Registration Number 333-12305.


                      (2)   Incorporated   by   reference   to   the   Company's
                            Registration Statement on Form S-8. Registration Number 333-66131


                      (3)   Incorporated   by   reference   to   the   Company's
                            Registration Statement on From S-8. Registration Number 333-66165

                          SVB FINANCIAL SERVICES, INC.

                                INDEX TO EXHIBITS

 Exhibit                                                                  Page
 Number            Description                                            Number
 ------            -----------                                            ------

   13      Annual Report to Security-Holders

   20      Proxy Statement for the 1998 Annual Meeting of Shareholders

   23      Consent of Independent Certified Public Accountants

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

March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                             Capacity                                Date
  ---------                             --------                                ----
/s/John K. Kitchen
-------------------            Director and Chairman of the Board           March 31, 1999
John K. Kitchen

/s/Robert P. Corcoran          President and Chief Executive Officer        March 31, 1999
----------------------         and Director
Robert P. Corcoran

/s/Keith B. McCarthy           Chief Financial Officer/Chief                March 31, 1999
--------------------           Accounting Officer
Keith B. McCarthy

/s/Bernard Bernstein           Director                                     March 31, 1999
--------------------
Bernard Bernstein

                               Director                                     March 31, 1999
-------------------
Mark S. Gold, MD

/s/Raymond L. Hughes           Director                                     March 31, 1999
--------------------
Raymond L. Hughes

                               Director                                     March 31, 1999
-----------------------
S. Tucker S. Johnson

/s/Willem Kooyker              Director                                     March 31, 1999
-----------------
Willem Kooyker

/s/Frank Orlando               Director                                     March 31, 1999
----------------
Frank Orlando

  Signature                             Capacity                                Date
  ---------                             --------                                ----
/s/Gilbert E. Pittenger        Director                                     March 31, 1999
-----------------------
Gilbert E. Pittenger

/s/Frederick D. Quick          Director                                     March 31, 1999
---------------------
Frederick D. Quick

/s/Anthony J.Santye, Jr.       Director                                     March 31, 1999
------------------------
Anthony J. Santye, Jr.

/s/G. Robert Santye            Director                                     March 31, 1999
-------------------
G. Robert Santye

                               Director                                     March 31, 1999
-------------------
Donald Sciaretta

/s/Herman C. Simonse           Director                                     March 31, 1999
--------------------
Herman C. Simonse

                               Director                                     March 31, 1999
----------------------
Donald R. Tourville