Form 10-Q
period 1999-03-31
SVB FINANCIAL SERVICES INC
filed 1999-05-14
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

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

                           [ X ] Yes       [  ] No

As of May 10, 1999, there were 2,776,424 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                           PAGE

PART I   -   FINANCIAL INFORMATION

ITEM 1   -   Financial Statements and Notes to Consolidated Financial
             Statements                                                      3

ITEM 2   -   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings                                              14

ITEM 2   -   Changes in Securities                                          14

ITEM 3   -   Defaults Upon Senior Securities                                14

ITEM 4   -   Submission of Matters to a Vote of Security Holders            14

ITEM 5   -   Other Information                                              14

ITEM 6   -   Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                  15

SVB FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS                            March 31,    December 31,
March 31, 1999 and December 31, 1998                     1999           1998
                                                       ---------      ---------
                                                      (Unaudited)

(in thousands)
ASSETS

Cash & Due from Banks                                  $   8,697      $   8,358
Federal Funds Sold                                        18,975         10,325
Other Short Term Investments                                  73            965
                                                       ---------      ---------
Total Cash and Cash Equivalents                           27,745         19,648
                                                       ---------      ---------

Interest Bearing Time Deposits                             4,991          4,090

Securities

   Available for Sale, at Market Value                    23,468         21,523
   Held to Maturity                                        9,225         15,052
                                                       ---------      ---------
Total Securities                                          32,693         36,575
                                                       ---------      ---------

Loans                                                    126,463        121,474
   Allowance for Possible Loan Losses                     (1,250)        (1,211)
   Unearned Income                                          (110)           (87)
                                                       ---------      ---------
Net Loans                                                125,103        120,176
                                                       ---------      ---------

Premises & Equipment, Net                                  3,135          2,303
Other Assets                                               3,059          2,435
                                                       ---------      ---------
Total Assets                                           $ 196,726      $ 185,227
                                                       =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                $  39,996      $  27,897
   NOW Accounts                                           22,435         24,502
Savings                                                   13,717         13,836
Money Market Accounts                                     19,444         20,226
Time
   Greater than $100,000                                  19,235         14,088
   Less than $100,000                                     66,050         69,165
                                                       ---------      ---------
Total Deposits                                           180,877        169,714
                                                       ---------      ---------

Obligation Under Capital Lease                               437            438
Other Liabilities                                            845            710
                                                       ---------      ---------
Total Liabilities                                        182,159        170,862
                                                       ---------      ---------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                            March 31,    December 31,
March 31, 1999 and December 31, 1998                     1999           1998
                                                       ---------      ---------
                                                      (Unaudited)
(in thousands)

SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                   5,796          5,794
   Shares Authorized; 2,773,424 Shares in 1999 and
   2,759,624 Shares in 1998 Issued and Outstanding
Additional Paid-in Capital                                 5,505          5,502
Accumulated Other Comprehensive (Loss)/Income                (64)             7
Retained Earnings                                          3,330          3,062
                                                       ---------      ---------
Total Shareholders' Equity                                14,567         14,365
                                                       ---------      ---------
Total Liabilities and Shareholders' Equity             $ 196,726      $ 185,227
                                                       =========      =========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                           For the Three Months Ended
For the Period Ended March 31,                                    1999       1998
                                                                 ------     ------
(in thousands except per share data)                          (Unaudited)
INTEREST INCOME

Loans                                                            $2,622     $2,363
Securities Available for Sale                                       312        164
Securities Held to Maturity                                         204        304
Federal Funds Sold                                                   84         81
Time Deposits Due from Banks                                         63          0
Other Short Term Investments                                          8          4
                                                                 ------     ------
Total Interest Income                                             3,293      2,916
                                                                 ------     ------
INTEREST EXPENSE

Deposits                                                          1,468      1,319
Federal Funds Purchased                                               1          0
Obligation Under Capital Lease                                        9          9
                                                                 ------     ------
Total Interest Expense                                            1,478      1,328
                                                                 ------     ------

Net Interest Income                                               1,815      1,588
PROVISION FOR POSSIBLE LOAN LOSSES                                   80         65
Net Interest Income after Provision For Possible Loan Losses      1,735      1,523
                                                                 ------     ------
OTHER INCOME

Service Charges on Deposit Accounts                                  80         64
Gain on the Sale of Loans                                            33         51
Gain on the Sale of Securities, Available for Sale                    1          0
Other Income                                                         51         30
                                                                 ------     ------
Total Other Income                                                  165        145
                                                                 ------     ------
OTHER EXPENSE

Salaries and Employee Benefits                                      743        674
Occupancy Expense                                                   203        149
Equipment Expense                                                   101         85
Other Expenses                                                      437        367
                                                                 ------     ------
Total Other Expense                                               1,484      1,275
                                                                 ------     ------

Income Before Provision for Income Taxes                            416        393
Provision for Income Taxes                                          148        159
                                                                 ------     ------
Net Income                                                       $  268     $  234
                                                                 ======     ======

EARNINGS PER COMMON SHARES - Basic                               $ 0.10     $ 0.09
                                                                 ======     ======
EARNINGS PER COMMON SHARES - Diluted                             $ 0.09     $ 0.09
                                                                 ======     ======

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME                                      For the Three Months Ended
For the Period Ended March 31,                               1999          1998
                                                             -----        -----
(in thousands)                                            (Unaudited)


Net Income                                                   $ 268        $ 234
Other Comprehensive Income, Net of Tax

   Unrealized (Losses) Arising in the Period                   (71)         (32)
                                                             -----        -----
Comprehensive Income                                         $ 197        $ 202
                                                             =====        =====

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

For the Period Ended March 31,                                  1999           1998
                                                              --------      --------
                                                             (unaudited)
(in thousands)
OPERATING ACTIVITIES

Net Income                                                    $    268      $    234
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:

Provision for Possible Loan Losses                                  80            65
Depreciation and Amortization                                      103            88
Accretion of Securities Discount                                   (26)          (16)
(Gains) on the Sale of Securities Available for Sale, Net           (1)            0
(Increase)/Decrease in Other Assets                               (595)           10
Increase in Other Liabilities                                      139           147
Increase/(Decrease) in Unearned Income                              23            (6)
                                                              --------      --------
Net Cash (Used for)/Provided By Operating Activities                (9)          522
                                                              --------      --------

INVESTING ACTIVITIES

Proceeds from Sales of Securities, Available for Sale            2,510             0
Proceeds from Maturities of Securities
   Available for Sale                                            2,706         3,204
   Held to Maturity                                              7,369         7,335
Purchases of Securities

   Available for Sale                                           (6,980)       (3,571)
   Held to Maturity                                             (1,804)       (2,248)
Increase in Interest Bearing Time Deposits                        (901)            0
(Increase)/Decrease in Loans                                    (5,030)          330
Capital Expenditures                                              (931)         (151)
                                                              --------      --------
Net Cash (Used for)/Provided By  Investing Activities           (3,061)        4,899
                                                              --------      --------

FINANCING ACTIVITIES

Net Increase in Demand Deposits                                 10,032         3,915
Net (Decrease)/Increase in Savings Deposits                       (119)          387
Net (Decrease)/Increase in Money Market Deposits                  (782)        2,104
Net Increase in Time Deposits                                    2,032         2,048
Decrease in Federal Funds Purchased                                  0          (500)
Decrease in Obligation Under Capital Lease                          (1)           (1)
Proceeds from Issuance of Common Stock, Net                          5            56
                                                              --------      --------
Net Cash Provided by Financing Activities                       11,167         8,009
                                                              --------      --------

Increase in Cash and Cash Equivalents                            8,097        13,430
Cash and Cash Equivalents, Beginning of Year                    19,648         5,983
                                                              --------      --------
Cash and Cash Equivalents, End of Year                        $ 27,745      $ 19,413
                                                              ========      ========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

For the Period Ended March 31,                                  1999           1998
                                                              --------      --------
                                                             (unaudited)
(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash Paid During the Year for Interest                        $  1,490      $  1,368
                                                              ========      ========
Cash Paid During the Year for Federal Income Taxes            $     30      $     40
                                                              ========      ========

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1999 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 with authorized capital of 10,000,000 shares of $4.17 par value common stock. On September 3, 1996, the Company acquired 100 percent of the shares of Somerset Valley Bank (the "Bank") by exchanging 6 shares of its Common Stock for each 5 shares of the Bank. This exchange has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, which resulted in no changes to the underlying carrying amounts of assets and liabilities. Effective April 16, 1998, the Company declared a 2 for 1 stock split, resulting in a $2.09 par value common stock, and a change in the authorized shares to $20 million.

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At March 31, 1999 and December 31, 1998 the composition of outstanding loans is summarized as follows:

                                                       March 31,       December 31,
                                                         1999              1998
                                                       --------         --------
(in thousands)
Secured by Real Estate:
   Residential Mortgage                                $ 33,808         $ 30,577
   Commercial Mortgage                                   46,872           42,703
   Construction                                           6,273            6,256
Commercial and Industrial                                21,199           22,308
Other Loans to Individuals                                8,587            8,864
Loans to Individuals for Automobiles                      9,671           10,298
Other Loans                                                  53              468
                                                       --------         --------
                                                       $126,463         $121,474
                                                       ========         ========

         There were no loans restructured during 1999 or 1998. There were no loans past due 90 days or more and still accruing at March 31, 1999. and $5,000 at December 31, 1998. Loans in a non-accrual status totaled $375,000 at March 31, 1999 and $96,000 at December 31, 1998.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                     Three Months
                                                        Ended          Year Ended
                                                      March 31,       December 31,
(in thousands)                                           1999             1998
                                                       -------          -------
Balance January 1,                                     $ 1,211          $   982
Provision Charged to Operations                             80              300
Charge Offs                                                (46)             (80)
Recoveries                                                   5                9
                                                       -------          -------
Balance End of Period                                  $ 1,250          $ 1,211
                                                       =======          =======

4.       New Accounting Pronouncement

         On January 1, 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 129, "Disclosure Information about Capital
Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and No. 15, as well as SFAS No. 47. The Company's current disclosures were not affected by the adoption of SFAS No. 129.

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations.

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their product and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 did not have an impact on the Company's financial position or results of operations.

         The American Institute of Certified Public Accountants (AICPA) executive committee has issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP was issued to provide authoritative guidance on the subject of accounting for the cost associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

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

Results of Operation
--------------------

         Net income for the first three months of 1999 was $268,000, an increase of $34,000 or 15% as compared to the same period in 1998. Earnings per share-Basic were $.10 in 1999 as compared to $.09 in 1998. Earnings per share - Diluted were $.09 in 1999 and $.09 in 1998.

         A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

         Net interest income for the first three months of 1999 was $1.8 million compared to $1.6 million in 1998, an increase of $227,000 or 14%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first three months of 1999 were $172.5 million an increase of $30.7 million or 22% from the first three months of 1998. Loans accounted for 64% of this increase as loans averaged $124.4 million during the three months. The increase in loan balances caused interest income to increase $399,000. Partially offsetting this, the yield on loans decreased from 9.16%, to a 8.54%, mainly due to two quarter point drops in the prime rate in the latter half of 1998 and increased competition in the market place. The decrease in yield caused interest income to decrease $142,000. Overall, interest income increased $377,000. Most all of this amount was due to the increase in average balances. The yield on earning assets was 7.74% for 1999 and 8.34% for 1998.

         The overall cost of interest-bearing liabilities decreased forty basis points from 4.70% to 4.30%, which resulted in a decrease in interest expense of $67,000. Offsetting this, total interest bearing deposits increased $24.8 million during the three months of 1999 to $139.0 million, of which time deposits accounted for 44% of this increase. The increase in deposits caused interest expense to increase $216,000. Overall, interest expense increased $149,000, however, the cost of funding earning assets decreased from 3.80% in 1998 to 3.47% in 1999, also resulting from lower interest rates.

         The net result of the change in net interest income for the first three months of 1999 versus the first three months of 1998 was an increase of $227,000. The net interest margin decreased twenty seven points from a 4.54% to a 4.27%.

Provision for Loan Possible Losses
----------------------------------

         The provision for possible loan losses was $80,000 in the first three months of 1999 as compared to $65,000 in the first three months of 1998. The increase in provision can be attributed to an increase in loans which experienced a net increase of $20.3 million since March 31, 1998.

Other Income
------------

         During the first three months of 1999, other income increased $20,000 or 14% over the same period in 1998. Service charges on deposit accounts increased $16,000 or 25% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines accounted for 24% of the increase in service charges on deposits.

          Gains on the sale of loans decreased $18,000. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         Other income increased $21,000 or 69% compared to 1998. The Company was approved by FNMA to sell mortgage loans late in the third quarter of 1998, which resulted in an increase of $12,000 or 60% in mortgage fees. Additionally fees related to the servicing of SBA loans as described above increased 36% over the same period for last year.

Other Expense
-------------

         Other expenses for the three months ended March 31, 1999 increased $209,000 or 16% from the same period in 1998. In the first quarter of 1998, the Company opened two branches, one located on Gaston Avenue in Somerville and one in the assisted living facility in Arbor Glen in Bridgewater. A new branch in Manville was opened in the first quarter of 1999. Additionally, expenses involved with the plans for two more branches; one in Aberdeen, and one in Bernards Township, have been incurred. Expenses have been impacted by additional personnel, occupancy costs and other expenses related to the opening of the new branches. Consequently, total assets have grown $39.8 million or 25% since March 31, 1998. Because of the growth in assets and in offices, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $70,000 or 10% from last year. Rent on the newly opened locations and the potential branch site locations coupled with depreciation on other facilities resulted in a $54,000 or 27% increase in occupancy expenses. Purchases of equipment for new employees and the additional branches increased equipment expense $16,000 or 16% from last year. Other expenses increased from last year $69,000 or 19%. Much of this increase was related to the growth of the Company which affected many areas, but especially data processing costs, and other outsourced services.

Financial Condition
March 31, 1999 compared to December 31, 1998
--------------------------------------------

         Total assets increased $11.5 million or 6% from December 31, 1998. Total loans increased $5.0 million. Loans secured by real estate increased $7.4 million. Commercial mortgages increased $4.2 million. Residential mortgage loans increased $3.2 million. Loans to individuals for automobiles, declined by $.6 million.

         Deposits increased $11.2 million or 7% during the first three months. Demand deposits increased $12.1 million while some of the other deposit categories had decreased. The demand deposit increase was due to increased deposit in commercial accounts at the end of the quarter, and new commercial accounts at the Manville Office.

         Investment securities decreased $3.9 million. The current treasury yield curve, anticipated loan growth, and fluctuations in demand deposit balances has caused a shift from longer term securities to shorter term investments.

Asset Quality
-------------

         There were no loans past due 90 days or more and still accruing as of March 31, 1999. Loans past due 90 days or more and still accruing as of December 31, 1998 were $5,000.

         Loans in a non-accrual status totaled $375,000 at March 31, 1999 and $96,000 at December 31, 1998 and represented .29% of total loans as of March 31, 1999 and .08% as of December 31, 1998.

         Loans considered to be impaired totaled $788,000 at March 31, 1998, a valuation reserve of $31,000 is attributed to these loans.

         The Company had no other real estate owned at March 31, 1999.

Allowance for Possible Loan Losses
----------------------------------

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

         At March 31, 1999, the allowance for loans losses was $1,250,000 and represented .98% of total loans and 333% of non-performing loans compared to an allowance for loan losses at December 31, 1998 of $1,211,000 or 1.00% of total loans and 1,261% of non-performing loans at December 31, 1998.

         Charge-offs for the first three months of 1999 totaled $46,000 compared to $80,000 for the year ended December 31, 1998.

Capital Resources
-----------------

         Total Shareholders' Equity was $14,567,000 at March 31, 1999 compared to $14,365,000 at December 31, 1998.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                    March 31,       December 31,
                                                       1999           1998
                                                       ----           ----

Tier I Capital to Risk Weighted Assets                 9.92%         10.24%
Total Capital to Risk Weighted Assets                 10.81%         11.14%
Leverage Ratio                                         7.61%          8.54%

Liquidity
---------

         Cash and cash equivalents totaled $27.7 million at March 31, 1999 an increase of $8.1 million, since December 31, 1998.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $11.2 million. Demand deposits experienced the largest increase for the three month period of $10.0 million.

         Investing activities for the three months included proceeds the sale of securities which were $2.5 million, and net cash provided from security and interest bearing time deposit transactions of $390,000. These funds generated were more than offset by an increase in loans which resulted in net cash used for investing activities of $3.1 million.

Year 2000 Disclosure
--------------------

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format as opposed to four digits to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which cause a system failure or other computer errors, leading to the disruptions in operations.

         In 1997, the Company formed a Year 2000 Committee to develop a plan to address the issue. The first phase of the plan called for identifying all date reliant hardware, including computers, check encoders, vaults, A/C & heating systems, lighting systems, etc. and computer software by performing an inventory and contacting all vendors for information regarding the Y2K compliance of their products. The second phase of the plan called for the replacement or upgrade of non-compliant hardware or software to Y2K compliant status. The third phase called for the testing of mission critical hardware and software to ascertain Y2K compliance. In addition, contingency plans are being written to allow the continuation of operations in case of system failures.

         Phase I (Inventory/Assessment) has been completed. Phase II (Renovation/Implementation) has been completed except for the replacement of check encoder hardware which will take place in mid 1999. Phase III (Validation/Testing) is in progress and will be completed by June 30, 1999.

         Most of the Company's major computer applications (loans, deposits, general ledger, etc.) are outsourced to Fiserv, one of the largest bank data processing servicers in the country. Fiserv has a Year 2000 Plan, is performing testing on all mission critical systems and interfaces, and has developed its own contingency plans. Fiserv has completed testing of its systems. We have been provided access to all its documentation and test results. In addition, a third party auditor has been hired by Fiserv's clients to review Fiserv's Y2K plan and provide status reports. At this writing, Fiserv has substantially completed the validation and testing of the major computer applications and is currently testing application interfaces.

         The Company expects to spend $200,000 for equipment upgrades and $30,000 for direct expense items to cover additional Y2K charges.

         The Company has also made several mailings to its retail and commercial customers to apprise them of the Y2K problem. Y2K risk assessment has been made a part of the Bank's commercial loan underwriting procedures. The commercial portfolio has been reviewed and a Y2K risk assessment made of customers. These customers have been contacted and asked to complete a questionnaire regarding their Y2K effort.

                            PART II-OTHER INFORMATION
                            -------------------------


Item 1   -        Legal Proceedings
                  -----------------
                  The  Company is party in the  ordinary  course of  business to litigation involving  collection matters,  contract claims and
                  other   miscellaneous   causes  of  action  arising  from  its
                  business. Management does not consider that such proceedings depart from usual routine litigation and, in its judgment, the Company's financial position and results of operations will not be affected materially by such proceedings.

Item 2   -        Changes in Securities
                  ---------------------
                  None.

Item 3   -        Defaults upon Senior Securities
                  -------------------------------
                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Proxies  were mailed to  shareholders  of the Company on March
                  29, 1999 for the Annual Meeting of  Shareholders  on April 29,
                  1999. The purpose was the election of Directors for a term of three years.

                  Following are the results of the voting:

                           The following candidates were nominated for a term to continue to the 2002 Annual Meeting.

                                                                        Votes For                    Votes Withheld
                                                                        ---------                    --------------
                                    Willem Kooyker                      2,032,791                             480
                                    Frank Orlando                       1,845,471                         187,800
                                    Gilbert E. Pittenger                1,845,471                         187,800
                                    Frederick D. Quick                  2,032,791                             480
                                    Donald Sciaretta                    2,032,791                             480

Item 5   -        Other Information
                  -----------------
                  On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF.
                  On March 31, 1999, the closing bid of the Company's common stock was $10.00 per share.

Item 6   -        Exhibits and Reports on Form 8-K
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

             (b)  Form 8-K

                  There has been no Form 8-K filed during the first quarter of 1999.

            (27)  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SVB FINANCIAL SERVICES, INC.

                                                (Registrant)

Dated:   May 10, 1999                           By:   /s/Keith B. McCarthy
                                                      --------------------
                                                      Keith B. McCarthy
                                                      Executive Vice President
                                                      Chief Accounting Officer