Form 10QSB
period 1999-06-30
SVB FINANCIAL SERVICES INC
filed 1999-08-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

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

                           [ X ] Yes       [  ] No


As of August 10, 1999, there were 2,786,024 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----


PART I     -     FINANCIAL INFORMATION

ITEM 1     -     Financial Statements and Notes to Consolidated
                 Financial Statements                                         3

ITEM 2     -     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    8

PART II    -     OTHER INFORMATION

ITEM 1     -     Legal Proceedings                                           13

ITEM 2     -     Changes in Securities                                       13

ITEM 3     -     Defaults Upon Senior Securities                             13

ITEM 4     -     Submission of Matters to a Vote of Security Holders         13

ITEM 5     -     Other Information                                           13

ITEM 6     -     Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                   14

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                            June 30,      December 31,
June 30, 1999 and December 31, 1998                      1999            1998
                                                      ----------     -----------
(in thousands)                                        (Unaudited)
ASSETS

Cash & Due from Banks                                  $   9,114      $   8,358
Federal Funds Sold                                        11,825         10,325
Other Short Term Investments                                  73            965
                                                       ---------      ---------
Total Cash and Cash Equivalents                           21,012         19,648
                                                       ---------      ---------

Interest Bearing Time Deposits                             5,683          4,090

Securities

   Available for Sale, at Market Value                    25,329         21,523
   Held to Maturity                                        6,706         15,052
                                                       ---------      ---------
Total Securities                                          32,035         36,575
                                                       ---------      ---------

Loans                                                    135,781        121,474
   Allowance for Possible Loan Losses                     (1,334)        (1,211)
   Unearned Income                                          (108)           (87)
                                                       ---------      ---------
Net Loans                                                134,339        120,176
                                                       ---------      ---------

Premises & Equipment, Net                                  3,180          2,303
Other Assets                                               2,577          2,435
                                                       ---------      ---------
Total Assets                                           $ 198,826      $ 185,227
                                                       =========      =========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                $  32,887      $  27,897
   NOW Accounts                                           29,089         24,502
Savings                                                   14,505         13,836
Money Market Accounts                                     22,861         20,226
Time
   Greater than $100,000                                  14,521         14,088
   Less than $100,000                                     69,216         69,165
                                                       ---------      ---------
Total Deposits                                           183,079        169,714
                                                       ---------      ---------

Obligations Under Capital Lease                              435            438
Other Liabilities                                            660            710
                                                       ---------      ---------
Total Liabilities                                        184,174        170,862
                                                       ---------      ---------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                            June 30,      December 31,
June 30, 1999 and December 31, 1998                      1999            1998
                                                      ----------     -----------
(in thousands)                                        (Unaudited)
SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                   5,823          5,794
   Shares Authorized; 2,786,024 Shares in 1999 and
   2,759,624 Shares in 1998 Issued and Outstanding
Additional Paid-in Capital                                 5,538          5,502
Accumulated Other Comprehensive (Loss)/Income               (320)             7
Retained Earnings                                          3,611          3,062
                                                       ---------      ---------
Total Shareholders' Equity                                14,652         14,365
                                                       ---------      ---------
Total Liabilities and Shareholders' Equity             $ 198,826      $ 185,227
                                                       =========      =========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months       For the Six Months
For the Period Ended June 30,                                            Ended                      Ended
(in thousands)                                                     1999         1998        1999         1998
                                                                 -------      -------     -------      -------
                                                                    (Unaudited)              (Unaudited)
INTEREST INCOME

Loans                                                            $ 2,806      $ 2,497     $ 5,428      $ 4,860
Securities Available for Sale                                        366          194         678          358
Securities Held to Maturity                                          124          258         328          562
Federal Funds Sold                                                    74           84         158          166
Time Deposits Due from Banks                                          76            4         139            4
Other Short Term Investments                                           1            8           9           11
                                                                 -------      -------     -------      -------
Total Interest Income                                              3,447        3,045       6,740        5,961
                                                                 -------      -------     -------      -------

INTEREST EXPENSE

Deposits                                                           1,461        1,370       2,929        2,689
Federal Funds Purchased                                                1         --             2         --
Obligations Under Capital Lease                                        9           10          18           19
                                                                 -------      -------     -------      -------
Total Interest Expense                                             1,471        1,380       2,949        2,708
                                                                 -------      -------     -------      -------

Net Interest Income                                                1,976        1,665       3,791        3,253
PROVISION FOR POSSIBLE LOAN LOSSES                                   100           70         180          135
                                                                 -------      -------     -------      -------
Net Interest Income after Provision For Possible Loan Losses       1,876        1,595       3,611        3,118
                                                                 -------      -------     -------      -------

OTHER INCOME

Service Charges on Deposit Accounts                                   92           70         172          134
Gain on the Sale of Loans                                             51           69          84          119
Gain on the Sale of Securities, Available for Sale                    (6)        --            (5)        --
Other Income                                                          39           27          90           57
                                                                 -------      -------     -------      -------
Total Other Income                                                   176          166         341          310
                                                                 -------      -------     -------      -------

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                For the Three Months       For the Six Months
For the Period Ended June 30,                                            Ended                      Ended
(in thousands)                                                     1999         1998        1999         1998
                                                                 -------      -------     -------      -------
                                                                    (Unaudited)              (Unaudited)
OTHER EXPENSE

Salaries and Employee Benefits                                       794          679       1,537        1,352
Occupancy Expense                                                    210          160         413          309
Equipment Expense                                                    106           95         207          180
Other Expenses                                                       493          407         930          775
                                                                 -------      -------     -------      -------
Total Other Expense                                                1,603        1,341       3,087        2,616
                                                                 -------      -------     -------      -------

Income Before Provision for Income Taxes                             449          420         865          812
Provision for Income Taxes                                           168          170         316          328
                                                                 -------      -------     -------      -------
NET INCOME                                                       $   281      $   250     $   549      $   484
                                                                 =======      =======     =======      =======

EARNINGS PER COMMON SHARES - Basic                               $  0.10      $  0.09     $  0.20      $  0.18
                                                                 =======      =======     =======      =======
EARNINGS PER COMMON SHARES - Diluted                             $  0.10      $  0.08     $  0.19      $  0.17
                                                                 =======      =======     =======      =======


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME                                   For the Three Months Ended      For the Six Months Ended
For the Period Ended June 30,                                1999       1998              1999        1998
                                                             ----       ----              ----        ----
(in thousands)                                               (Unaudited)                   (Unaudited)
Net Income                                                  $ 281      $ 250             $ 549      $ 484
Other Comprehensive Income, Net of Tax

   Unrealized Gains/(Losses) Arising in the Period           (256)         4              (327)       (17)
                                                            -----      -----             -----      -----
Comprehensive Income                                        $  25      $ 254             $ 222      $ 467
                                                            =====      =====             =====      =====

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended June 30,                                  1999           1998
                                                             ---------     ---------
(in thousands)                                             (unaudited)
OPERATING ACTIVITIES

Net Income                                                   $    549      $    484
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:

Provision for Possible Loan Losses                                180           135
(Gains) on the Sale of Loans                                      (84)         (119)
Depreciation and Amortization                                     219           185
(Accretion) of Securities Discount                                (33)           (7)
Losses on the Sale of Securities Available for Sale, Net            5          --
Decrease/(Increase) in Other Assets                                16           (86)
(Decrease)/Increase in Other Liabilities                          (46)           24
Increase in Unearned Income                                        21             8
                                                             --------      --------
Net Cash  Provided By Operating Activities                        827           624
                                                             --------      --------

INVESTING ACTIVITIES

Proceeds from Sale of Securities Available for Sale             4,006          --
Proceeds from Maturities of Securities
   Available for Sale                                           3,504         3,996
   Held to Maturity                                            12,200         9,257
Purchases of Securities

   Available for Sale                                         (11,841)       (7,282)
   Held to Maturity                                            (3,797)       (2,748)
(Increase) in Interest Bearing Time Deposits                   (1,593)         (998)
(Increase) in Loans                                           (14,280)       (8,176)
Capital Expenditures                                           (1,089)         (237)
                                                             --------      --------
Net Cash (Used for) Investing Activities                      (12,890)       (6,188)
                                                             --------      --------

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended June 30,                                  1999           1998
                                                             ---------     ---------
(in thousands)                                             (unaudited)
FINANCING ACTIVITIES

Net Increase in Demand Deposits                                 9,577         7,809
Net Increase in Savings Deposits                                  669           832
Net Increase in Money Market Deposits                           2,635         2,620
Net Increase in Time Deposits                                     484         2,719
(Decrease) in Federal Funds Purchased                            --            (500)
(Decrease) in Obligation Under Capital Lease                       (3)           (3)
Proceeds from the Issuance of Common Stock, Net                    65            57
                                                             --------      --------
Net Cash Provided by Financing Activities                      13,427        13,534
                                                             --------      --------

Increase in Cash and Cash Equivalents, Net                      1,364         7,970
CASH AND CASH EQUIVALENTS, Beginning of Year                   19,648         5,983
                                                             --------      --------
CASH AND CASH EQUIVALENTS, End of Period                     $ 21,012      $ 13,953
                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash Paid During the Year for Interest                       $  2,944      $  2,743
                                                             ========      ========
Cash Paid During the Year for Federal Income Taxes           $    360      $    360
                                                             ========      ========


                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1999 (UNAUDITED)

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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At June 30, 1999 and December 31, 1998 the composition of outstanding loans is summarized as follows:

                                                       June 30,        December 31,
                                                         1999              1998
                                                       --------         --------
(in thousands)
Secured by Real Estate:
   Residential Mortgage                                $ 39,597         $ 30,577
   Commercial Mortgage                                   49,884           42,703
   Construction                                           7,376            6,256
Commercial and Industrial                                22,462           22,308
Loans to Individuals                                      7,341            8,864
Loans to Individuals for Automobiles                      9,067           10,298
Other Loans                                                  54              468
                                                       --------         --------
                                                       $135,781         $121,474
                                                       ========         ========

         There were no loans restructured during 1999 or 1998. There were no loans past due 90 days or more and still accruing at June 30, 1999 and $5,000 at December 31, 1998. Loans in a non-accrual status totaled $298,000 at June 30, 1999 and $96,000 at December 31, 1998.

  3.     Allowance for Possible Loan Losses

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                     Six Months
                                                        Ended          Year Ended
                                                       June 30,       December 31,
(in thousands)                                           1999             1998
------------------------                               -------          --------
Balance January 1,                                     $ 1,211          $   982
Provision Charged to Operations                            180              300
Charge Offs                                                (63)             (80)
Recoveries                                                   6                9
                                                       -------          -------
Balance End of Period                                  $ 1,334          $ 1,211
                                                       =======          =======

4.       New Accounting Pronouncement

         On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

         On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management has concluded that under current conditions, the Company will report one business segment, community banking.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 to have a significant impact on the earnings or financial position of the Company. However, the impact of adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         Management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

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

Results of Operation
--------------------

         Net income for the first six months of 1999 was $549,000, an increase of $65,000 or 13% as compared to the same period in 1998. Earnings per share-Basic were $.20 in 1999 as compared to $.18 in 1998. Earnings per share - Diluted were $.19 in 1999 and $.17 in 1998.

         A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

         Net interest income for the first six months of 1999 was $3.8 million compared to $3.3 million in 1998, an increase of $538,000 or 17%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first six months of 1999 were $175.8 million an increase of $31.1 million or 21% from the first six months of 1998. Loans accounted for 67% of this increase as loans averaged $128.3 million during the six months. The increase in loan balances caused interest income to increase $849,000. Partially offsetting this, the yield on loans decreased from 9.11%, to 8.53%, mainly due to two quarter point drops in the prime rate in the latter half of 1998 and increased competition in the market place. The decrease in the yield caused interest income on loans to decrease $281,000. Overall, interest income increased $779,000. The yield on earning assets was 7.73% for 1999 and 8.30% for 1998.

         The overall cost of interest-bearing liabilities decreased forty-seven basis points from 4.68% to 4.21%, which resulted in a decrease in interest expense of $167,000. Offsetting this, total interest bearing deposits increased $24.6 million during the six months of 1999 to $140.8 million, of which time deposits accounted for 40% of this increase. The increase in deposits caused interest expense to increase $407,000. Overall, interest expense increased $241,000, however, the cost of funding earning assets decreased from 3.77% in 1998 to 3.38% in 1999.

         The net result of the change in net interest income for the first six months of 1999 versus the first six months of 1998 was an increase of $538,000. The net interest margin decreased eighteen points from a 4.53% to a 4.35%.

Provision for Loan Possible Losses
----------------------------------

         The provision for possible loan losses was $180,000 in the first six months of 1999 as compared to $135,000 in the first six months of 1998. The increase in provision can be attributed to an increase in loans which experienced a net increase of $21.1 million since June 30, 1998.

Other Income

         During the first six months of 1999, other income increased $31,000 or 10% over the same period in 1998. Service charges on deposit accounts increased $38,000 or 28% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines accounted for 35% of the increase in service charges on deposits.

         Gains on the sale of loans decreased $35,000. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year.

         The Company had a net $5,000 in loss from the sale of securities during the first six months of 1999. The Company will periodically sell some of its available for sale securities for varying reasons. These reasons include achieving additional liquidity to meet increasing loan demand. Such was the case during the past quarter.

         Other income increased $33,000 or 58% compared to 1998. The Company was approved by FNMA to sell mortgage loans late in the third quarter of 1998, which resulted in an increase of $17,000 or 280% in mortgage fees. Additionally fees, related to the servicing of SBA loans as described above, increased 43% over the same period for last year.

Other Expense
-------------

         Other expenses for the six months ended June 30, 1999 increased $471,000 or 18% from the same period in 1998. In the first quarter of 1998, the Company opened two branches, one located on Gaston Avenue in Somerville and one in the assisted living facility in Arbor Glen in Bridgewater. A new branch in Manville was opened in the first quarter of 1999. Additionally, expenses involved with the plans for two more branches; one in Aberdeen, and one in Bernards Township, have been incurred. Expenses have been impacted by additional personnel, occupancy costs and other expenses related to the opening of the new branches. Consequently, total assets have grown $36.3 million or 22% since June 30, 1998. Because of the growth in assets and in offices, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $185,000 or 14% from last year. Rent on the newly opened locations and the potential branch site locations coupled with depreciation on other facilities resulted in a $104,000 or 34% increase in occupancy expenses. Purchases of equipment for new employees and the additional branches increased equipment expense $27,000 or 15% from last year. Other expenses increased from last year $155,000 or 20%. Much of this increase was related to the growth of the Company which affected many areas, but especially data processing costs, and other outsourced services.

Financial Condition
June 30, 1999 compared to December 31, 1998
-------------------------------------------

         Total assets increased $13.6 million or 7% from December 31, 1998. Total loans increased $14.3 million. Loans secured by real estate increased $17.3 million. Residential mortgage loans increased $9.0 million. Commercial mortgages increased $7.2 million. Loans to individuals declined by $2.8 million.

         Deposits increased $13.4 million or 8% during the first six months. All deposit categories have increased at June 30, 1999 compared to December 31, 1998. The two largest increases were demand deposits at $5.0 million and NOW accounts at $4.6 million.

         Investment securities decreased $4.5 million. The current treasury yield curve, anticipated loan growth, and fluctuation in demand deposit balances has caused a shift from securities to short term investments, such as Federal Funds sold and time deposits due from banks.

Asset Quality

         There were no loans past due 90 days or more and still accruing as of June 30, 1999. Loans past due 90 days or more and still accruing as of December 31, 1998 were $5,000.

         Loans in a non-accrual status totaled $298,000 at June 30, 1999 and $96,000 at December 31, 1998 and represented .22% of total loans as of June 30, 1999 and .08% as of December 31, 1998.

         Loans considered to be impaired totaled $863,000 at June 30, 1999, a valuation reserve of $26,000 is attributed to these loans.

         The Company had no other real estate owned at June 30, 1999.

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

         At June 30, 1999, the allowance for loans losses was $1,334,000 and represented .98% of total loans and 448% of non-performing loans compared to an allowance for loan losses at December 31, 1998 of $1,211,000 or 1.00% of total loans and 1,261% of non-performing loans at December 31, 1998.

         Charge-offs for the first six months of 1999 totaled $63,000 compared to $80,000 for the year ended December 31, 1998.

Capital Resources
-----------------

         Total Shareholders' Equity was $14,652,000 at June 30, 1999 compared to $14,365,000 at December 31, 1998.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                  June 30,          December 31,
                                                    1999                1998
                                                   -----               ------
Tier I Capital to Risk Weighted Assets              9.64%              10.24%
Total Capital to Risk Weighted Assets              10.55%              11.14%
Leverage Ratio                                      7.32%               8.54%

Liquidity
---------

         Cash and cash equivalents totaled $21.0 million at June 30, 1999 an increase of $1.4 million, since December 31, 1998.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $13.4 million. Demand deposits experienced the largest increase for the six month period of $9.6 million.

         Investing activities for the six months included proceeds from the sale of securities and maturity of securities which totaled $19.7 million. Offsetting these proceeds $32.6 million in funds were used to generate loans and purchase securities, interest bearing time deposits and fixed assets. Overall, investing activities resulted in a decrease in cash of $12.9 million.

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

         Phase I (Inventory/Assessment) has been completed. Phase II (Renovation/Implementation) has been completed except for the replacement of check encoder hardware which will take place in the fourth quarter 1999. Phase III (Validation/Testing) is completed. Contingency plans will continue to be updated as necessary through year end.

         Most of the Company's major computer applications (loans, deposits, general ledger, etc.) are outsourced to Fiserv, one of the largest bank data processing servicers in the country. Fiserv has a Year 2000 Plan, is performing testing on all mission critical systems and interfaces, and has developed its own contingency plans. Fiserv has completed testing of its systems. We have been provided access to all its documentation and test results. As of this point, all applications served by Fiserv have been certified Year 2000 compliant by an independent auditor, hired by Fiserv's client group.

         The Company expects to spend $200,000 for equipment upgrades and $30,000 for direct expense items to cover additional Y2K charges. As of June 30, 1999, the Company has spent $45,000 in equipment upgrades. Direct expenses for Y2K were $8,000 for 1998 and $325 for 1999.

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

Item 2   -        Changes in Securities
                  ---------------------
                  None.

Item 3   -        Defaults upon Senior Securities
                  -------------------------------
                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

Item 5   -        Other Information
                  -----------------
                  On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF.
                  On June 30, 1999, the closing bid of the Company's common stock was $9.25 per share.

                  Effective in July 1999, the Company has a website and can be located on www.svbfs.com.

Item 6   -        Exhibits and Reports on Form 8-K
                  --------------------------------
            (a)   Exhibits
                  --------

           3(i)   Articles of Incorporation
                  -------------------------
                  Certificate of Incorporation of the Company is incorporated by reference to the Company's Registration Statement on Form SB-2 File Number 333-12305 Amendment No. 2, Filed November 4, 1996.

         3(ii)    Bylaws
                  ------
                  Bylaws of the Company are  incorporated  by  reference  to the
                  Company's   Registration  Statement  on  Form  SB-2  File  No.
                  333-12305 Amendment No. 2, Filed November 4, 1996.

            (b)   Form 8-K
                  --------
                  There has been no Form 8-K filed during the second quarter of 1999.

         (27)     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SVB FINANCIAL SERVICES, INC.
                                               ----------------------------
                                                         (Registrant)

Dated:   August 10, 1999                       By:   /s/Keith B. McCarthy
                                                     --------------------
                                                     Keith B. McCarthy
                                                     Executive Vice President
                                                     Chief Accounting Officer