Form 10QSB
period 1999-09-30
SVB FINANCIAL SERVICES INC
filed 1999-11-15
CIK 1011698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ---------------------------   -------------------

                        Commission File Number: 000-22407

                          SVB Financial Services, Inc.

             (Exact name of registrant as specified in its charter)

        New Jersey                                                22-3438058
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

103 West End Avenue, Somerville, New Jersey                   08876
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

                           (X) Yes             ( ) No

As of November 10, 1999, there were 2,805,824 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.
                          ----------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                              Page
                                                                              ----

PART I  - FINANCIAL INFORMATION

ITEM 1  - Financial Statements and Notes to Consolidated Financial Statements  3

ITEM 2  - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

PART II - OTHER INFORMATION

ITEM 1  - Legal Proceedings                                                   13

ITEM 2  - Changes in Securities                                               13

ITEM 3  - Defaults Upon Senior Securities                                     13

ITEM 4  - Submission of Matters to a Vote of Security Holders                 13

ITEM 5  - Other Information                                                   13

ITEM 6  - Exhibits and Reports on Form 8-K                                 13-14

SIGNATURES                                                                    14

CONSOLIDATED BALANCE SHEETS                                         September 30,     December 31,
September 30, 1999 and December 31, 1998                                1999           1998
                                                                    ------------------------------
(in thousands)                                                                (Unaudited)
ASSETS

Cash & Due from Banks                                                       $9,513        $ 8,358
Federal Funds Sold                                                               -         10,325
Other Short Term Investments                                                     -            965
                                                                    ------------------------------
Total Cash and Cash Equivalents                                              9,513         19,648
                                                                    ------------------------------

Interest Bearing Time Deposits                                               6,480          4,090

Securities

   Available for Sale, at Market Value                                      27,569         21,523
   Held to Maturity                                                          7,185         15,052
                                                                    ------------------------------
Total Securities                                                            34,754         36,575
                                                                    ------------------------------

Loans                                                                      145,947        121,474
   Allowance for Possible Loan Losses                                       (1,447)        (1,211)
   Unearned Income                                                            (184)           (87)
                                                                    ------------------------------
Net Loans                                                                  144,316        120,176
                                                                    ------------------------------

Premises & Equipment, Net                                                    3,435          2,303
Other Assets                                                                 2,696          2,435
                                                                    ==============================
Total Assets                                                              $201,194       $185,227
                                                                    ==============================

(continued)

CONSOLIDATED BALANCE SHEETS                                         September 30,     December 31,
September 30, 1999 and December 31, 1998                                1999           1998
                                                                    ------------------------------
(in thousands)                                                                (Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                                    $34,674        $27,897
   NOW Accounts                                                             27,990         24,502
Savings                                                                     15,665         13,836
Money Market Accounts                                                       22,546         20,226
Time

   Greater than $100,000                                                    15,421         14,088
   Less than $100,000                                                       68,538         69,165
                                                                    -----------------------------
Total Deposits                                                             184,834        169,714
                                                                    -----------------------------

Obligations Under Capital Lease                                                434            438
Other Liabilities                                                              792            710
                                                                    -----------------------------
Total Liabilities                                                          186,060        170,862
                                                                    -----------------------------

SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                                     5,864          5,794
   Shares Authorized; 2,805,824 Shares in 1999 and
   2,772,224 Shares in 1998 Issued and Outstanding
Additional Paid-in Capital                                                   5,586          5,502
Accumulated Other Comprehensive (Loss)/Income                                (343)              7
Retained Earnings                                                            4,027          3,062
                                                                    -----------------------------
Total Shareholders' Equity                                                  15,134         14,365
                                                                    -----------------------------
Total Liabilities and Shareholders' Equity                                $201,194       $185,227
                                                                    =============================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
FOR THE PERIOD ENDED SEPTEMBER 30,                                                  ENDED                      ENDED
(in thousands)                                                                1999         1998          1999        1998
                                                                    ---------------------------------------------------------
                                                                                 (Unaudited)                (Unaudited)
INTEREST INCOME
Loans                                                                       $ 3,072       $ 2,682      $ 8,500       $ 7,542
Securities Available for Sale                                                   397           182        1,075           541
Securities Held to Maturity                                                     100           214          428           776
Federal Funds Sold                                                              104            85          262           248
Time Deposits Due from Banks                                                     94            17          233            21
Other Short Term Investments                                                      1             3           10            16
                                                                    ---------------------------------------------------------
Total Interest Income                                                         3,768         3,183       10,508         9,144
                                                                    ---------------------------------------------------------

INTEREST EXPENSE

Deposits                                                                      1,548         1,417        4,477         4,106
Federal Funds Purchased                                                           1             -            3             -
Obligations Under Capital Lease                                                  10             9           28            28
                                                                    ---------------------------------------------------------
Total Interest Expense                                                        1,559         1,426        4,508         4,134
                                                                    ---------------------------------------------------------

Net Interest Income                                                           2,209         1,757        6,000         5,010
PROVISION FOR POSSIBLE LOAN LOSSES                                              150            90          330           225
                                                                    ---------------------------------------------------------
Net Interest Income after Provision For Possible Loan Losses                  2,059         1,667        5,670         4,785
                                                                    ---------------------------------------------------------

(continued)

                                                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                                    ENDED                      ENDED
(in thousands)                                                                1999         1998          1999        1998
                                                                    ---------------------------------------------------------
                                                                                 (Unaudited)                (Unaudited)
OTHER INCOME

Service Charges on Deposit Accounts                                             106            77          277           211
Gain on the Sale of Loans                                                       100           144          184           264
(Loss)/Gain on the Sale of Securities, Available for Sale                       (3)             4          (8)             4
Other Income                                                                     27            35          117            92
                                                                    ---------------------------------------------------------
Total Other Income                                                              230           260          570           571
                                                                    ---------------------------------------------------------
OTHER EXPENSE

Salaries and Employee Benefits                                                  832           678        2,368            2,031
Occupancy Expense                                                               216           162          629              470
Equipment Expense                                                               110            98          317              278
Other Expenses                                                                  456           384        1,386            1,159
                                                                    ------------------------------------------- - --------------
Total Other Expense                                                           1,614         1,322        4,700            3,938
                                                                    ------------------------------------------- - --------------

Income Before Provision for Income Taxes                                        675           605        1,540            1,418
Provision for Income Taxes                                                      258           238          575              567
                                                                    ------------------------------------------- - --------------
NET INCOME                                                                    $ 417         $ 367        $ 965            $ 851
                                                                    =========================================== = ==============

EARNINGS PER COMMON SHARES - BASIC (1)                                       $ 0.14        $ 0.12       $ 0.33           $ 0.29
                                                                    =========================================== = ==============
EARNINGS PER COMMON SHARES - DILUTED (1)                                     $ 0.14        $ 0.12       $ 0.32           $ 0.29
                                                                    =========================================== = ==============

(1) Amounts have been restated to show the effects of a 5% stock dividend which was declared October 29, 1999.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

                                                           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
For the Period Ended September 30,                             1999          1998              1999            1998
                                                        -----------------------------------------------------------------
(in thousands)                                              (Unaudited)                     (Unaudited)
Net Income                                                     $417          $367              $ 965           $851
Other Comprehensive Income, Net of Tax

   Unrealized Gains/(Losses) Arising in the Period             (23)            34              (350)             16
                                                        -----------------------------------------------------------------
Comprehensive Income                                           $394          $401              $ 615           $867
                                                        =================================================================

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
                                                                                         1999                 1998
For the Period Ended September 30,                                                ---------------------------------------
(in thousands)                                                                       (unaudited)
OPERATING ACTIVITIES
 Net Income                                                                             $  965               $  851
 Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:

 Provision for Possible Loan Losses                                                        330                  225
 (Gains) on the Sale of Loans                                                             (184)                (264)
 Depreciation and Amortization                                                             341                  283
 (Accretion)/Amortization of Securities Discount                                           (35)                   2
 Losses/(Gains) on the Sale of Securities Available for Sale, Net                            8                   (4)
 (Increase) in Other Assets                                                                (95)                (103)
 Increase in Other Liabilities                                                              86                  131
 Increase in Unearned Income                                                                97                    2
                                                                                  ---------------------------------------
 Net Cash  Provided By Operating Activities                                              1,513                1,123
                                                                                  ---------------------------------------
 INVESTING ACTIVITIES

 Proceeds from Sale of Securities Available for Sale                                     6,512                2,504
 Proceeds from Maturities of Securities
    Available for Sale                                                                   4,302                5,324
    Held to Maturity                                                                    13,233               12,888
 Purchases of Securities

    Available for Sale                                                                 (16,845)              (8,282)
    Held to Maturity                                                                    (5,296)              (2,748)
    Equity Securities                                                                     (589)                   -
 (Increase) in Interest Bearing Time Deposits                                           (2,390)              (2,194)
 Proceeds from the sale of Loans                                                             -                6,941
 (Increase) in Loans                                                                   (24,383)             (17,198)
 Capital Expenditures                                                                   (1,462)                (307)
                                                                                  ---------------------------------------
 Net Cash Used for Investing Activities                                                (26,918)              (3,072)
                                                                                  ---------------------------------------

(continued)

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
                                                                                         1999                 1998
For the Period Ended September 30,                                                ---------------------------------------
(in thousands)                                                                       (unaudited)
FINANCING ACTIVITIES

 Net Increase in Demand Deposits                                                        10,265                8,376
 Net Increase in Savings Deposits                                                        1,829                3,377
 Net Increase in Money Market Deposits                                                   2,320                1,694
 Net Increase in Time Deposits                                                             706                9,803
 (Decrease) in Federal Funds Purchased                                                       -                (500)
 (Decrease) in Obligation Under Capital Lease                                               (4)                  (4)
 Proceeds from the Issuance of Common Stock, Net                                           154                   91
                                                                                  ---------------------------------------
Net Cash Provided by Financing Activities                                              15,270                22,837
                                                                                  ---------------------------------------

 (Decrease)/Increase in Cash and Cash Equivalents, Net                                 (10,135)              20,888
 CASH AND CASH EQUIVALENTS, Beginning of Year                                           19,648                5,983
                                                                                  =======================================
 CASH AND CASH EQUIVALENTS, End of Period                                              $ 9,513             $ 26,871
                                                                                  =======================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW

    INFORMATION
 Cash Paid During the Year for Interest                                                $ 4,502              $ 4,133
                                                                                  =======================================
 Cash Paid During the Year for Federal Income Taxes                                    $   540              $   490
                                                                                  =======================================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (UNAUDITED)

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

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.   LOANS

     At September 30, 1999 and December 31, 1998 the composition of outstanding loans is summarized as follows:

                                                                     September 30,             December 31,
                                                                         1999                      1998
                                                                   ----------------          ---------------
                           (in thousands)
                           Secured by Real Estate:

                              Residential Mortgage                   $ 39,896                  $  30,577
                              Commercial Mortgage                      49,490                     42,703
                              Construction                              9,893                      6,256
                           Commercial and Industrial                   29,060                     22,308
                           Loans to Individuals                         8,662                       8,864
                           Loans to Individuals for Automobiles         8,545                     10,298
                           OTHER LOANS                                    401                        468
                                                                     -----------               ------------
                                                                     $145,947                   $121,474
                                                                     ========                  =========

         There were no loans restructured during 1999 or 1998. Loans past due 90 days or more and still accruing totalled $255,000 at September 30, 1999 and $5,000 at December 31, 1998. Loans in a non-accrual status totaled $284,000 at September 30, 1999 and $96,000 at December 31, 1998.

  3.     ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for possible loan losses is as follows:

                                                      Nine Months
                                                       Ended           Year Ended
                                                     September 30,     December 31,
(in thousands)                                           1999             1998
----------------------------------------------         -------          -------
Balance January 1,                                     $ 1,211          $   982
Provision Charged to Operations                            330              300
Charge Offs                                               (101)             (80)
RECOVERIES                                                   7                9
                                                       -------          -------
BALANCE END OF PERIOD                                  $ 1,447          $ 1,211
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

5.       STOCK DIVIDEND

     On October 29, 1999, the Company declared a 5% stock dividend to shareholders of record as of November 4, 1999. Net income per share and weighted average shares outstanding have been restated to reflect the stock dividend.

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

RESULTS OF OPERATION
--------------------

         Net income for the first nine months of 1999 was $965,000, an increase of $114,000 or 13% as compared to the same period in 1998. Earnings per share-Basic were $.33 in 1999 as compared to $.29 in 1998. Earnings per share - Diluted were $.32 in 1999 and $.29 in 1998.

         A detailed discussion of the major components of net income follows:

NET INTEREST INCOME
-------------------

          Net interest income for the first nine months of 1999 was $6.0 million compared to $5.0 million in 1998, an increase of $1.0 million or 20%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first nine months of 1999 were $180.9 million an increase of $33.3 million or 23% from the first nine months of 1998. Loans accounted for 64% of this increase as loans averaged $132.8 million during the nine months. The increase in loan balances caused interest income to increase $1.3 million. Partially offsetting this, the yield on loans decreased from 9.04%, to 8.56%, mainly due to two quarter point drops in the prime rate in the latter half of 1998 and increased competition in the market place. However, the yield on loans for the nine month period in 1999 increased 3 basis points from the six month yield of 1999 and will most likely continue to improve due to two quarter point increases in the prime rate during the third quarter of 1999. The decrease in the yield caused interest income on loans to decrease $372,000. Overall, interest income increased $1.4 million. The yield on earning assets was 7.77% for 1999 and 8.28% for 1998.

         The overall cost of interest-bearing liabilities decreased fifty-two basis points from 4.66% to 4.14%, which resulted in a decrease in interest expense of $231,000. Offsetting this, total interest bearing deposits increased $26.7 million during the nine months of 1999 to $144.9 million, of which NOW Account and time deposits accounted for 36% and 33% of the increase, respectively. The increase in deposits caused interest expense to increase $602,000. Overall, interest expense increased $374,000, however, the cost of funding earning assets decreased from 3.74% to 3.33% in 1999.

         The net result of the change in net interest income for the first nine months of 1999 versus the first nine months of 1998 was an increase of $1.0 million. The net interest margin decreased eleven points from 4.54% to 4.43%.

PROVISION FOR LOAN POSSIBLE LOSSES
----------------------------------

         The provision for possible loan losses was $330,000 in the first nine months of 1999 as compared to $225,000 in the first nine months of 1998. The increase in provision can be attributed to an increase in loans which experienced a net increase of $29.0 million since September 30, 1998.

OTHER INCOME
------------

         During the first nine months of 1999, other income was almost equal to the same period last year. Service charges on deposit accounts increased $66,000 or 31% from the same period last year. The growth in the number of commercial and consumer checking accounts resulted in increased overdraft, account maintenance and wire transfer fees. Foreign transaction fees at the Company's ATM machines accounted for 10% of the increase in service charges on deposits.

         Gains on the sale of SBA loans decreased $108,000 for the same period last year. The Company is a preferred SBA lender and, as such, it originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The amounts can vary greatly from quarter to quarter and from year to year. Offsetting the decrease in SBA loan sale activity, the Company earned $29,000 for the sale of FNMA mortgage loans. The Company was approved by FNMA to sell mortgage loans late in the third quarter of 1998. Overall, gains on the sale of loans decreased $80,000 from the same period in 1998.

         The Company had a net $8,000 in loss from the sale of securities during the first nine months of 1999. The Company will periodically sell some of its available for sale securities for varying reasons. These reasons include achieving additional liquidity to meet increasing loan demand. Such was the case during the past quarter.

         Other income increased $25,000 or 27% compared to 1998. Over half of this increase or 52% was related to fees generated from the sale of FNMA mortgage loans. Additionally fees, related to the servicing of SBA loans as described above, increased 26% over the same period for last year.

OTHER EXPENSE
-------------

         Other expenses for the nine months ended September 30, 1999 increased $762,000 or 19% from the same period in 1998. In the first quarter of 1998, the Company opened two branches, one located on Gaston Avenue in Somerville and one in the assisted living facility in Arbor Glen in Bridgewater. A new branch in Manville was opened in the first quarter of 1999. Additionally, expenses involved with the plans for three more branches and a new Operations Center in Somerville have been incurred. The branches are located in Aberdeen Township, Bernards Township and Edison Township. Expenses have been impacted by additional personnel, occupancy costs and other expenses related to the opening of the new branches. Consequently, total assets have grown $28.8 million or 17% since September 30, 1998. Because of the growth in assets and in offices, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $337,000 or 17% from last year. Rent on the newly opened locations and the potential branch site locations coupled with depreciation on other facilities resulted in a $159,000 or 34% increase in occupancy expenses. Purchases of equipment for new employees, the additional branches and the new Operations Center increased equipment expense $39,000 or 14% from last year. Other expenses increased from last year $227,000 or 20%. Much of this increase was related to the growth of the Company which affected many areas, but especially data processing costs, and other outsourced services.

FINANCIAL CONDITION
SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998
------------------------------------------------

         Total assets increased $16.0 million or 9% from December 31, 1998. Total loans increased $24.5 million. Loans secured by real estate increased $19.7 million. Residential mortgage loans increased $9.3 million. Commercial mortgages and commercial and industrial loans both increased $6.8 million.

         Deposits increased $15.1 million or 9% during the first nine months. The two largest increases were non interest bearing deposits at $6.8 million and NOW accounts at $3.5 million.

         Investment securities decreased $1.8 million. Anticipated loan growth and fluctuation in demand deposit balances has caused a shift from securities to short term investments, such as Federal Funds sold and time deposits due from banks.

ASSET QUALITY

     Loans past due 90 days or more and still accruing as of September 30, 1999 were $255,000. Loans past due 90 days or more and still accruing as of December 31, 1998 were $5,000.

     Loans in a non-accrual status totaled $284,000 at September 30, 1999 and $96,000 at December 31, 1998 and represented .19% of total loans as of September 30, 1999 and .08% as of December 31, 1998.

     Loans considered to be impaired totaled $349,000 at September 30, 1999, a valuation reserve of $20,000 is attributed to these loans.

     The Company had no other real estate owned at September 30, 1999.

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

     At September 30, 1999, the allowance for loans losses was $1,447,000 and represented .99% of total loans and 510% of non-performing loans compared to an allowance for loan losses at December 31, 1998 of $1,211,000 or 1.00% of total loans and 1,261% of non-performing loans at December 31, 1998.

     Charge-offs for the first nine months of 1999 totaled $101,000 compared to $80,000 for the year ended December 31, 1998.

CAPITAL RESOURCES
-----------------

         Total Shareholders' Equity was $15,134,000 at September 30, 1999 compared to $14,365,000 at December 31, 1998.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                      September 30,               December 31,
                                                          1999                      1998
                                                      -------------               ------------
Tier I Capital to Risk Weighted Assets                    9.39%                     10.24%
Total Capital to Risk Weighted Assets                    10.32%                     11.14%
Leverage Ratio                                            7.14%                      8.54%

LIQUIDITY
---------

         Cash and cash equivalents totaled $9.5 million at September 30, 1999 a decrease of $10.1 million, since December 31, 1998.

         The decrease in Cash and Cash Equivalents was primarily attributable to an increase in loans of $24.4 million. Interest bearing time deposits increased $2.4 million.

         On the financing side, deposits generated $15.1 million in funds, with non interest bearing deposits and Now accounts experiencing the largest increase of $10.3 million.

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

         Most of the Company's major computer applications (loans, deposits, general ledger, etc.) are outsourced to Fiserv, one of the largest bank data processing servicers in the country. Fiserv has a Year 2000 Plan, is performing testing on all mission critical systems and interfaces, and has developed its own contingency plans. Fiserv has completed testing of its systems. We have been provided access to all its documentation and test results. As of this point, all application served by Fiserv have been certified Year 2000 compliant by an independent auditor, hired by Fiserv's client group.

         The Company expects to spend $200,000 for equipment upgrades and $30,000 for direct expense items to cover additional Y2K charges. As of September 30, 1999, the Company has spent $45,000 in equipment upgrades. Direct expenses for Y2K were $8,000 for 1998 and $2,600 as of September 30, 1999.

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

                  OnJuly 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF. On September 30, 1999, the closing bid of the Company's common stock was $8.875 per share.

                  Effective in July 1999, the Company has a website and can be located on www.svbfs.com.

                  In September 1999, the Bank became a member of the Federal Home Loan Bank.

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

         3(II)    BYLAWS

                  Bylaws of the Company are  incorporated  by reference to the
                  Company's  Registration   Statement  on  Form  SB-2  File No.
                  333-12305 Amendment No.2, Filed November 4, 1996.

            (B)   FORM 8-K

                  There has been no Form 8-K filed during the third quarter of 1999.

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

                                        SVB FINANCIAL SERVICES, INC.
                                        (Registrant)

DATED:   NOVEMBER 10, 1999              BY: Keith B. McCarthy
                                           -------------------------------
                                           Keith B. McCarthy
                                           Executive Vice President
                                           Chief Accounting Officer