Form 10KSB
period 1999-12-31
SVB FINANCIAL SERVICES INC
filed 2000-03-27
CIK 1011698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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
                (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

          Title of Each Class      Name of Each Exchange On Which Registered
          -------------------      -----------------------------------------
                                   NASDAQ National Market System

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

                      Yes [ X ] No   [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

         The issuer's revenues for the most recent fiscal year were $15,199,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 15, 2000 was $13,677,100.

         The number of shares of the registrants common stock as of March 15, 2000 was 2,958,526.

         The following documents are incorporated by reference.

                  The Annual Report to security holders for the fiscal year ended December 31, 1999.
                  The Proxy Statement for the annual meeting of security holders April 27, 2000.

                                     PART I
                                     ------

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

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 1999, the Bank had total assets of $206.1 million. Based on total deposits as of June 30, 1999, the Bank was ranked 80 of 165 banks and savings banks in New Jersey. In 1996, the Bank opened its first full service branch office in Hillsborough Township, New Jersey. During 1997, the Bank opened a full service branch in Bridgewater Township, New Jersey. In 1998 a banking office staffed by one part time person was opened at the Arbor Glen Retirement Community in Bridgewater Township, New Jersey and a mini branch with a drive through on Gaston Avenue in Somerville, New Jersey. In 1999, the Bank opened its sixth banking facility, a full service branch in the Borough of Manville. Two full service offices will open early in 2000, Aberdeen Township in January 2000 and Bernards Township in February 2000. Additionally, the Bank received approval for a ninth full service office located in the Township of Edison, which is expected to open in late 2000.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 1999, the Bank had $189.6 million in deposits and approximately 14,200 deposit accounts.

         The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater Township, Hillsborough Township and the Borough of Manville are also areas of significant small and mid-size business activity. Small and medium sized businesses and professionals make up the primary focus of the Bank's lending efforts. The Bank is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

         Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

         Residential mortgages are currently written by the Bank with a three, five or ten year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long term fixed rate mortgages are originated and sold in the secondary market.

         As of December 31, 1999, the Bank had approximately 3,300 loans of all types totaling $153.2 million. Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, travelers cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has seven ATM machines and the Bank is a member of the MAC network.

         The Bank offers customers access to their accounts through a telephone or personal computer via the Internet at www.somersetvalleybank.com. Customers can check balances, monitor account activity, make transfers and pay bills. A MasterMoney debit card is also offered allowing customers to access funds anywhere MasterCard is accepted. During 2000, the web site will offer access to the National Discount Brokers web site which will allow customers to buy and sell stocks.

         The Bank's data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other Banks. Not all of these services, however, are economically feasible to the Bank at this time.

         The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement will allow the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, five Bank employees are licensed to sell insurance.

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

         During 2000 the Bank will open offices in Aberdeen Township in Monmouth County and Edison Township in Middlesex County. Both areas are of significant commercial and residential activity.

         The Bank also obtains business from adjacent counties of Hunterdon, Mercer and Morris.

Competition

         All phases of the Bank's business are highly competitive. As of June 30, 1999 (the latest date for which figures are available), Somerset County had 26 FDIC insured banks and saving banks with 100 offices. The Bank was ranked 8 of 26 in terms of total deposits, with 4.44% of the Somerset County market. Somerset County has experienced significant merger activity in recent years. These mergers have resulted in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of one or more of these branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well, thereby increasing competition.

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

These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank's current lending limit is $2.1 million.

Employees

         At December 31, 1999, the Company employed 72 full time and 13 part time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan. During 1999, the Company established a Supplemental Executive Retirement Plan, which covers three of the Company's executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company presently owns no properties. The Bank leases its banking facilities at 103 West End Avenue and a facility at 117 West End Avenue in Somerville from a partnership consisting of all but one of the members of its Board of Directors and one non director. The lease for 103 West End Avenue expires in July of 2001, but contains four five-year renewal options allowing the Bank to extend the lease. The lease for 117 West End Avenue expires in 2003. The lease for 103 West End Avenue, was reviewed by both the FDIC and the Department of Banking prior to the Bank's opening to determine that the terms of the lease are comparable to those the Bank would receive in an arms length transaction with an unaffiliated third party. Neither the FDIC nor the Department of Banking objected to the terms of the lease. The office space at 117 West End Avenue is also leased at such comparable terms.

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

         The Manville office located at 40 North Main Street, Manville, New Jersey has a lease on the land from an unaffiliated third party. The lease expires in 2023, with an initial ten-year renewal option and five additional five-year renewal options.

         The Bank relocated its Executive Offices and Operations Center to 58-72 East Main Street, Somerville, New Jersey late 1999. This office space is leased from an unaffiliated third party. The lease has an initial term of five years with three five-year renewal options.

         The Bank has leases for the following Bank sites which will open during 2000:

                  o The Aberdeen office is located at 231 State Highway 34, Matawan, New Jersey. The lease has an initial term of ten years and five year options through 2033. This branch opened in January 2000.

                  o The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years with three five year renewal options. The Bernards Township office opened in February 2000.

                  o The Edison branch will be constructed on land located at 1959 Oak Tree Road, Edison, New Jersey from an unaffiliated third party. The lease has an initial term of seven years with four five-year renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The common stock of the Company began trading on the NASDAQ National
Market System under the trading symbol SVBF. Following are the high and low prices for the third and fourth quarters of 1998 and all of 1999:

                                             1999 (1)                           1998 (1)
                                   -------------------------         -------------------------
                                     High             Low            High               Low
                                     ----             ---            ----               ---
         First Quarter             $10.000           $8.930               (2)               (2)
         Second Quarter            $ 9.520           $8.570               (2)               (2)
         Third Quarter             $ 9.290           $8.450          $12.380            $8.570
         Fourth Quarter            $ 9.250           $8.450          $10.480            $8.450

(1) Prices have been retroactively adjusted for the 5% stock dividend paid November 19, 1999.
(2) Prior to July 6, 1998, there was no established public trading for the shares of the Company.

         There are approximately 411 holders of the Company's common stock.

         The Company paid a 5% stock dividend on November 19, 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is incorporated by reference from the Company's 1999 Annual Report to Shareholders on pages 18-31 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 3-17 of the 1999 Annual Report to Shareholders.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from pages 2-5 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

         This information required by this item is incorporated by reference from pages 6-7 under the caption "Executive Compensation" of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information required by this item is incorporated by reference from page 8 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.
         (a)      Financial Statements and Financial Statement Schedules

         The following documents are filed as part of this report:

         1.       Financial Statements of SVB Financial Services, Inc.

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Income - Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income - Years Ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998

                  Report of Independent Accountants

         These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1999.

         2. All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

         3.       Exhibits

                  Exhibit

                  Number                         Description
                  ------     ----------------------------------------------
                   3(i)      Certificate of Incorporation (1)
                   3(ii)     By-Laws(1)
                   4.1       Specimen Stock Certificate (1)
                   4.2       Pages 3, 4, 5, 6, 7, 8, 9, 10 and 11
                                   from the Certificate of Incorporation of
                                   SVB Financial Services, Inc. (1)
                   4.3       Pages 1, 2, 3, 9, 10, 11, 14 and 15
                                   from the By-Laws of SVB Financial Services,
                                   Inc. (1)
                  10.1       Employment Agreements (1)
                  10.2       SVB Financial Services, Inc. Nonstatutory Stock
                                   Option Plan (2)
                  10.3       SVB Financial Services, Inc. Restated Incentive
                                   Stock Option Plan (3)
                  10.4       Somerset Valley Bank Deferred Compensation Plan
                  13         Annual Report to Security-Holders
                  20         Proxy Statement for the 2000 Annual Meeting of
                                   Shareholders
                  23         Consent of Independent Certified Public Accountants
                  27         Financial Data Schedule

                  (1) Incorporated by reference to the Company's Registration Statement on SB-2. Registration Number 333-12305.

                  (2) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66131.

                  (3) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66165.

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on December 30, 1999 under Item 5 "Other Matters" regarding the resignation of Mark S. Gold, M.D., Director.

                          SVB FINANCIAL SERVICES, INC.

                                INDEX TO EXHIBITS

Exhibit                                                                   Page
Number                       Description                                  Number
------                       -----------                                  ------

   10.4    Somerset Valley Bank Deferred Compensation Plans

   13      Annual Report to Security-Holders

   20      Proxy Statement for the 2000 Annual Meeting of Shareholders


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

March 23, 2000


  Signature                             Capacity                                Date
  ---------                             --------                                ----
/s/John K. Kitchen
-------------------            Director and Chairman of the Board           March 23, 2000
John K. Kitchen

/s/Robert P. Corcoran          President and Chief Executive Officer        March 23, 2000
----------------------         and Director
Robert P. Corcoran

/s/Keith B. McCarthy           Chief Financial Officer/Chief                March 23, 2000
--------------------           Accounting Officer
Keith B. McCarthy

/s/Bernard Bernstein           Director                                     March 23, 2000
--------------------
Bernard Bernstein

Raymond L. Hughes              Director                                     March 23, 2000
--------------------
Raymond L. Hughes

Tucker S. Johnson              Director                                     March 23, 2000
-----------------------
Tucker S. Johnson

/s/Willem Kooyker              Director                                     March 23, 2000
-----------------
Willem Kooyker

  Signature                             Capacity                                Date
  ---------                             --------                                ----

/s/Frank Orlando               Director                                     March 23, 2000
----------------
Frank Orlando

/s/Gilbert E. Pittenger        Director                                     March 23, 2000
-----------------------
Gilbert E. Pittenger

/s/Frederick D. Quick          Director                                     March 23, 2000
---------------------
Frederick D. Quick

/s/Anthony J.Santye, Jr.       Director                                     March 23, 2000
------------------------
Anthony J. Santye, Jr.

/s/G. Robert Santye            Director                                     March 23, 2000
-------------------
G. Robert Santye

/s/Donald Sciaretta            Director                                     March 23, 2000
-------------------
Donald Sciaretta

/s/Herman C. Simonse           Director                                     March 23, 2000
--------------------
Herman C. Simonse

/s/Donald R. Tourville         Director                                     March 23, 2000
----------------------
Donald R. Tourville

                                       10