Form 10QSB
period 2000-03-31
SVB FINANCIAL SERVICES INC
filed 2000-05-10
CIK 1011698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------   -------------------

                        Commission File Number: 000-22407

                          SVB Financial Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                             22-3438058
------------------------------                             --------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

58-72 East Main Street, Somerville, New Jersey                    08876
----------------------------------------------                ------------
(Address of principal executive officers)                      (Zip Code)

                                 (908) 541-9500
              (Registrant's telephone number, including area code)

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

                           (X) Yes             ( ) No

As of May 8,2000, there were 2,958,526 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    -    FINANCIAL INFORMATION

ITEM 1    -    Financial Statements and Notes to Consolidated Financial
               Statements

ITEM 2    -    Management's Discussion and Analysis of Financial Condition
               and Results of Operations

PART II   -    OTHER INFORMATION

ITEM 1    -    Legal Proceedings

ITEM 2    -    Changes in Securities

ITEM 3    -    Defaults Upon Senior Securities

ITEM 4    -    Submission of Matters to a Vote of Security Holders

ITEM 5    -    Other Information

ITEM 6    -    Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
BALANCE SHEET                                                  March 31,        December 31,
March 31, 2000 and December 31, 1999                             2000              1999
                                                            --------------  ------------------
                                                             (Unaudited)
(in thousands)
ASSETS
Cash & Due from Banks                                            $  10,644           $   7,028
Federal Funds Sold                                                   8,875               2,400
Other Short Term Investments                                            36                   -
                                                            --------------  ------------------
Total Cash and Cash Equivalents                                     19,555               9,428
                                                            --------------  ------------------

Interest Bearing Time Deposits                                       6,980               5,283

Securities
   Available for Sale, at Fair Value                                25,755              26,377
   Held to Maturity                                                  4,049               5,122
   Equity Securities                                                   839                 839
                                                            --------------  ------------------
Total Securities                                                    30,643              32,338
                                                            --------------  ------------------

Loans                                                              159,374             153,151
   Allowance for Loan Losses                                       (1,611)             (1,550)
   Unearned Income                                                   (172)               (176)
                                                            --------------  ------------------
Net Loans                                                          157,591             151,425
                                                            --------------  ------------------
Premises & Equipment, Net                                            4,898               4,789
Other Assets                                                         3,113               2,844
                                                            --------------  ------------------
Total Assets                                                      $222,780            $206,107
                                                            ==============  ==================

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand
   Non-interest Bearing                                          $  35,733           $  32,020
   NOW Accounts                                                     29,916              27,025
Savings                                                             17,790              16,618
Money Market Accounts                                               25,169              25,446
Time
   Greater than $100,000                                            13,878              13,486
   Less than $100,000                                               83,280              74,967
                                                            --------------  ------------------
Total Deposits                                                     205,766             189,562
                                                            --------------  ------------------

Obligation Under Capital Lease                                         431                 432
Other Liabilities                                                      945                 749
                                                            --------------  ------------------
Total Liabilities                                                  207,142             190,743
                                                            --------------  ------------------

SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                             6,183               6,158
   Shares Authorized; 2,958,526 Shares in 2000 and
   2,946,556 Shares in 1999 Issued and Outstanding
Additional Paid-in Capital                                           6,536               6,496
Retained Earnings                                                    3,489               3,215
Accumulated Other Comprehensive Loss                                 (570)               (505)
                                                            --------------  ------------------
Total Shareholders' Equity                                          15,638              15,364
                                                            --------------  ------------------
Total Liabilities and Shareholders' Equity                        $222,780            $206,107
                                                            ==============  ==================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                 For the Three Months Ended
For the Period Ended March 31,                                     2000               1999
(in thousands)                                               ------------------------------------
                                                                (Unaudited)        (Unaudited)
INTEREST INCOME
Loans                                                                 $ 3,409           $ 2,622
Securities Available for Sale                                             395               312
Securities Held to Maturity                                                74               204
Dividends on Equity Securities                                             10                 0
Other Short Term Investments                                                0                 8
Interest Bearing Time Deposits                                             88                63
Federal Funds Sold                                                         73                84
                                                            -----------------   ---------------
Total Interest Income                                                   4,049             3,293
                                                            -----------------   ---------------

INTEREST EXPENSE

Deposits                                                                1,735             1,468
Federal Funds Purchased                                                     0                 1
Obligation Under Capital Lease                                              9                 9
                                                            -----------------   ---------------
Total Interest Expense                                                  1,744             1,478
                                                            -----------------   ---------------

Net Interest Income                                                     2,305             1,815
PROVISION FOR LOAN LOSSES                                                  95                80
                                                            -----------------  ----------------
Net Interest Income after Provision For Loan Losses                     2,210             1,735
                                                            -----------------   ---------------

OTHER INCOME

Service Charges on Deposit Accounts                                       123                80
Gains on the Sale of Securities Available for Sale                          0                 1
Gains on the Sale of Loans                                                 66                33
Other Income                                                               54                51
                                                            -----------------   ---------------
Total Other Income                                                        243               165
                                                            -----------------   ---------------

OTHER EXPENSE

Salaries and Employee Benefits                                            997               743
Occupancy Expense                                                         300               203
Equipment Expense                                                         107               101
Other Expenses                                                            621               437
                                                            -----------------   ---------------
Total Other Expense                                                     2,025             1,484
                                                            -----------------   ---------------

Income Before Provision for Income Taxes                                  428               416
Provision for Income Taxes                                                154               148
                                                            -----------------   ---------------
Net Income                                                           $    274          $    268
                                                            =================   ===============

EARNINGS PER SHARE - Basic (1)                                          $0.09             $0.09
                                                            =================   ===============
EARNINGS PER SHARE - Diluted (1)                                        $0.09             $0.09
                                                            =================   ===============


(1)  Amounts have been restated for stock splits and stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended March 31,

                                                               For the Three Months Ended
                                                                2000                 1999
                                                          -------------------------------------
(in thousands)                                                 (Unaudited)        (Unaudited)
Net Income                                                           $ 274              $ 268
Other Comprehensive Income, Net of Tax
   Unrealized Losses Arising in the Period                            (65)               (71)
                                                          ----------------    ---------------
Comprehensive Income                                                 $ 209              $ 197
                                                          ================    ===============

SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended March 31,                                               2000                1999
                                                                     --------------------------------------
                                                                         (Unaudited)         (Unaudited
(in thousands)
OPERATING ACTIVITIES
Net Income                                                                 $      274           $      268
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                          95                   80
Depreciation and Amortization                                                     131                  103
Accretion/(Amortization) of Securities Discount                                     5                  (26)
Gains on the Sale of Securities Available for Sale                                  0                   (1)
Gains on the Sale of Loans                                                        (66)                 (33)
Increase in Other Assets                                                         (238)                (595)
Increase in Other Liabilities                                                     196                  139
(Decrease)/Increase in Unearned Income                                            (27)                  23
                                                                     ----------------   ------------------
Net Cash Provided By (Used for) Operating Activities                              370                  (42)
                                                                     ----------------   ------------------

INVESTING ACTIVITIES

Increase in Interest Bearing Time Deposits                                    (1,697)                 (901)
Proceeds from Sale of Securities Available for Sale                                 0                2,510
Proceeds from Maturities of Securities
   Available for Sale                                                           1,511                2,706
   Held to Maturity                                                             1,072                7,369
Purchases of Securities
   Available for Sale                                                           (993)               (6,980)
   Held to Maturity                                                                 0               (1,804)
Increase in Loans, Net                                                        (6,168)               (4,997)
Capital Expenditures                                                            (236)                 (931)
                                                                     ----------------   ------------------
Net Cash Used for Investing Activities                                        (6,511)               (3,028)
                                                                     ----------------   ------------------

FINANCING ACTIVITIES

Net Increase in Demand Deposits                                                 6,604               10,032
Net Increase/(Decrease) in Savings Deposits                                     1,172                 (119)
Net Decrease in Money Market Deposits                                           (277)                 (782)
Net Increase in Time Deposits                                                   8,705                2,032
Decrease in Obligation Under Capital Lease                                        (1)                   (1)
Proceeds from Issuance of Common Stock, Net                                        65                    5
                                                                     ----------------   ------------------
Net Cash Provided by Financing Activities                                      16,268               11,167
                                                                     ----------------   ------------------

Increase in Cash and Cash Equivalents                                          10,127                8,097
Cash and Cash Equivalents, Beginning of Year                                    9,428               19,648
                                                                     ----------------   ------------------
Cash and Cash Equivalents, End of Period                                   $   19,555           $   27,745
                                                                     ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

   INFORMATION
Cash Paid During the Year for Interest                                     $    1,791           $    1,490
                                                                     ================   ==================
Cash Paid During the Year for Federal Income Taxes                         $       50           $       30
                                                                     ================   ==================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 with authorized capital of 10,000,000 shares of $4.17 par value common stock. On September 3, 1996, the Company acquired 100 percent of the shares of Somerset Valley Bank (the "Bank") by exchanging 6 shares of its Common Stock for each 5 shares of the Bank. This exchange has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, which resulted in no changes to the underlying carrying amounts of assets and liabilities. Effective April 16, 1998, the Company declared a 2 for 1 stock split, resulting in a $2.09 par value common stock. Effective November 19, 1999, the Company paid a 5% stock dividend. All financial statements have been restated to reflect this.

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At March 31, 2000 and December 31, 1999 the composition of outstanding loans is summarized as follows:

                                                                  March 31,                December 31,
                                                                    2000                      1999
                                                            --------------------         ---------------
                  (in thousands)
                  Secured by Real Estate:
                     Residential Mortgage                          $ 42,484                   $  41,727
                     Commercial Mortgage                             45,771                      48,349
                     Construction                                    10,932                      11,943
                  Commercial and Industrial                          41,285                      32,628
                  Loans to Individuals for Automobiles                7,250                       7,907
                  Loans to Individuals                               11,588                      10,062
                  Other Loans                                            64                         535
                                                                   ------------              ------------
                                                                   $159,374                    $153,151
                                                                   ============              ============

         There were no loans restructured during 2000 or 1999. There were no loans past due 90 days or more and still accruing at March 31, 2000 or at December 31, 1999. Loans in a non-accrual status totaled $498,000 at March 31, 2000 and $692,000 at December 31, 1999.

  3.     Allowance for Loan Losses

         The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                                      Three Months
                                                                          Ended             Year Ended
                                                                        March 31,           December 31,
                                                                           2000                1999
                           (in thousands)                           --------------       ----------------
                           Balance January 1,                        $     1,550                 $ 1,211
                           Provision Charged to Operations                    95                     440
                           Charge Offs                                       (37)                   (115)
                           Recoveries                                          3                      14
                                                                     -------------       ----------------
                           Balance End of Period                     $     1,611                 $ 1,550
                                                                     =============       ================

4.       New Accounting Pronouncement

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or the financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

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

Non Banking Products and Affiliations

         The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement will allow the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, five Bank employees are licensed to sell insurance.

         Additionally, the Company has entered into an agreement with National Discount Brokers to provide an Internet link that will enable our customers to carry out discounted trading from our web site.

Results of Operation

         Net income for the first three months of 2000 was $274,000, an increase of $6,000 or 2% as compared to the same period in 1999. Earnings per share-Basic were $.09 in 2000 as well as $.09 in 1999. Earnings per share-Diluted were $.09 in 2000 and $.09 in 1999.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first three months of 1999 was $2.3 million compared to $1.8 million in 1999, an increase of $490,000 or 27%.

         Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first three months of 2000 were $197.6 million an increase of $25.1 million or 15% from the first three months of 1999. Loans averaged $154.8 million during the three months of 2000, an increase of $30.4 million from the same period last year. The increase in loan balances caused interest income to increase $685,000. Partially offsetting this increase, securities averaged $31.7 million, a decrease of $3.8 million from 1999. The yield on loans increased from 8.54% in 1999 to 8.86% for the first quarter of 2000. This was the result of an increase of 125 basis points in the prime rate since the first quarter of 1999. The increase in yield caused interest income on loans to increase $103,000. Overall, interest income increased $757,000. The yield on earning assets was 8.24% in 2000 and 7.74% for 1999.

         The overall cost of interest-bearing liabilities decreased from 4.30% to 4.27%. Total interest bearing deposits increased $24.8 million during the three months of 2000 to $163.8 million, of which time deposits accounted for 43% of this increase. The increase in deposits caused interest expense to increase $247,000. Overall, interest expense increased $266,000 and the cost of funding earning assets increased from 3.47% in 1999 to 3.55% in 2000.

         The net result of the change in net interest income for the first three months of 2000 versus the first three months of 1999 was an increase of $490,000. The net interest margin increased 42 basis points from a 4.27% to a 4.69%.

Provision for Loan Losses

         The provision for loan losses was $95,000 in the first three months of 2000 as compared to $80,000 in the first three months of 1999. The increase in provision can be attributed to growth in loans of $32.9 million since March 31, 1999.

Other Income

         The Company has placed an emphasis on improving its fee income over the past twelve months.

         During the first three months of 2000, other income increased $78,000 or 47% over the same period in 1999. Service charges on deposit accounts increased $43,000 or 54% from the same period last year. The growth in the number of commercial and consumer checking accounts as well as a change in the service charge pricing structure. Foreign transaction fees at the Company's ATM machines and service charge on NOW and money market accounts accounted for 21% of the increase in service charges respectively.

         Gains on the sale of SBA loans increased $20,000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The Company also earned $13,000 for the sale of mortgage loans. Overall, gains on the sale of loans increased $33,000. These amounts can vary greatly from quarter to quarter and from year to year. Additionally, fees related to the servicing of SBA loans as described increased 19% over the same period for last year.

         Other income increased $3,000 or 6% compared to 1999.

Other Expense

         Other expenses for the three months ended March 31, 2000 increased $541,000 or 36% from the same period in 1999. During the first quarter of 2000, the Company opened two new branches, one located on State Highway 34 in Aberdeen and one on Allen Road in Bernards. Expenses directly charged to the opening of these branches exceeded $175,000 in the first quarter of 2000. In addition, total assets have grown $26.1 million or 13% since March 31, 1999. Because of the growth in assets and the addition of branches, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $254,000 or 34% from last year. Rent on the newly opened locations and the relocation of the executive offices and operation center the last quarter of 1999 coupled with increased depreciation on other facilities resulted in a $97,000 or 48% increase in occupancy expenses. Other expense increased $184,000 or 42% over the same period last year. Included in this are the following items. Outside services and data processing increased by $85,000 or 46% over the first quarter. Purchases of supplies for new employees and the additional branches increased supplies expense $12,000 or 26% from last year. Advertising and business development expense increased $42,000 or 107%. Most of this increase was related to the opening of the two new branches during the first quarter of 2000.

Financial Condition

March 31, 2000 compared to December 31, 1999

         Total assets increased $16.7 million or 8% from December 31, 1999. Total loans increased $6.2 million. Loans secured by real estate decreased $2.8 million. Most of this variance was due to a decrease of $2.6 million in commercial mortgages, as a result of current competition and market conditions. Offsetting this, other commercial loans and loans to individuals increased $8.7 million and $400,000 respectively.

         Deposits increased $16.2 million or 9% during the first three months of 2000. Most categories of deposits improved during the quarter with certificates of deposits less than $100,000 growing by $8.3 million followed by NOW accounts growing by $2.9 million. The Company normally pays above market rates on certificates of deposit opened during the "grand opening" period of its new branches.
         Investment securities decreased $1.7 million.

Asset Quality

         There were no loans past due 90 days or more and still accruing as of March 31, 2000 or December 31, 1999.

         Loans in a non-accrual status totaled $498,000 at March 31, 2000 and $692,000 at December 31, 1999 and represented .31% of total loans as of March 31, 2000 and .45% as of December 31, 1999.

         The Company had no other real estate owned at March 31, 2000.

Allowance for Loan Losses

         The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries.

         At March 31, 2000, the allowance for loans losses was $1,611,000 and represented 1.01% of total loans and 323.49% of non-performing loans compared to an allowance for loan losses at December 31, 1999 of $1,550,000 or 1.01% of total loans and 223.99% of non-performing loans at December 31, 1999.

         Charge-offs for the first three months of 2000 totaled $37,000 compared to $41,000 for the quarter ended March 31, 1999.

Capital Resources

         Total Shareholders' Equity was $15,638,000 at March 31, 2000 compared to $15,364,000 at December 31, 1999.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                March 31,          December 31,
                                                  2000                 1999
                                             ---------------      --------------

Tier I Capital to Risk Weighted Assets           8.86%                 9.21%
Total Capital to Risk Weighted Assets            9.80%                10.17%
Leverage Ratio                                   7.14%                 7.56%

Liquidity

         Cash and Cash Equivalents totaled $19.5 million at March 31, 2000 an increase of $10.1 million, since December 31, 1999.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $16.3 million. Certificate of deposits and demand deposits experienced the largest increases for the three month period of $8.7 million and $6.6 million respectively.

         An increase in loans resulted in net cash used for investing activities of $6.5 million.

ITEM 3 - MARKET RISK

         The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

         Please refer to pages 28-30 "Interest Rate Sensitivity Analysis" in the 1999 Annual Report. There has been no material changes in market risk since the date of that report.

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

                  Proxies were mailed to shareholders of the Company on March 30, 2000 for the Annual Meeting of Shareholders on April 27, 2000. The purpose was the election of five of the fourteen Directors for a term of three years, approval of SVB Financial Services, Inc. 2000 Incentive Stock Option Plan and approval of SVB Financial Services, Inc. 2000 Directors Stock Option Plan.

                  Following are the results of the voting: The following candidates were nominated for a term to continue to the 2003 Annual Meeting.

                                                              Votes For           Votes Withheld
                                                              ---------           --------------
                                    John K. Kitchen           2,571,691                 1,722
                                    Anthony J. Santye, Jr.    2,542,665                30,748
                                    G. Robert Santye          2,542,665                30,748
                                    Herman C. Simonse         2,571,901                 1,512
                                    Donald R. Tourville       2,571,901                 1,512

                           Approval of SVB Financial Services, Inc. 2000 Incentive Stock Option Plan.
                                      Votes For               Votes Against             Abstain
                                      ---------               -------------           ----------
                                      2,163,702                  119,867                 2,074

                           Approval of SVB Financial Services, Inc. 2000 Directors Stock Option Plan.
                                      Votes For                Votes Against            Abstain
                                      ---------                -------------           -----------
                                      1,655,391                  628,178                  2,074

Item 5   -        Other Information

                  On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF. On March 31, 2000, the closing bid of the Company's common stock was $8.938 per share.

                  Effective in July 1999, the Company has a web site and can be located on www.somersetvalleybank.com.

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

            (b)   Form 8-K

                  There has been no Form 8-K filed during the first quarter of 2000.

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

                                                 SVB FINANCIAL SERVICES, INC.
                                                 ----------------------------
                                                 (Registrant)




Dated:   May 8, 2000                             By:   /s/ Keith B. McCarthy
                                                       ------------------------
                                                       Keith B. McCarthy
                                                       Executive Vice President
                                                       Chief Accounting Officer