Form 10QSB
period 2000-06-30
SVB FINANCIAL SERVICES INC
filed 2000-08-09
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                        Commission File Number: 000-22407

                          SVB Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

            New Jersey                                    22-3438058
  (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

70 East Main Street, Somerville, New Jersey                 08876
(Address of principal executive officers)                 (Zip Code)

                                 (908) 541-9500
              (Registrant's telephone number, including area code)


              58-72 East Main Street, Somerville, New Jersey 08876
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               ( X )     Yes                     (   )     No

As of August 3, 2000, there were 2,958,526 shares of common stock, $2.09 par value outstanding.

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


SIGNATURES

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2000 and December 31, 1999

                                                                June 30,          December 31,
                                                                  2000               1999
                                                           ------------------ ------------------
                                                               (Unaudited)
(in thousands)
ASSETS
Cash & Due from Banks                                             $ 11,392          $  7,028
Federal Funds Sold                                                   6,050             2,400
Other Short Term Investments                                            56                 -
                                                           ------------------ ------------------
Total Cash and Cash Equivalents                                     17,498             9,428
                                                           ------------------ ------------------
Interest Bearing Time Deposits                                       7,086             5,283

Securities

   Available for Sale, at Fair Value                                27,413            26,377
   Held to Maturity                                                  4,503             5,122
   Equity Securities                                                   839               839
                                                           ------------------ ------------------
Total Securities                                                    32,755            32,338
                                                           ------------------ ------------------

Loans                                                              165,700           153,151
   Allowance for Loan Losses                                        (1,690)           (1,550)
   Unearned Income                                                    (165)             (176)
                                                           ------------------ ------------------
Net Loans                                                          163,845           151,425
                                                           ------------------ ------------------
Premises & Equipment, Net                                            4,839             4,789
Other Assets                                                         3,328             2,844
                                                           ------------------ ------------------
Total Assets                                                      $229,351          $206,107
                                                           ================== ==================

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                           $ 38,075          $ 32,020
   NOW Accounts                                                     35,339            27,025
Savings                                                             17,730            16,618
Money Market Accounts                                               26,385            25,446
Time
   Greater than $100,000                                            13,171            13,486
   Less than $100,000                                               81,335            74,967
                                                           ------------------ ------------------
Total Deposits                                                     212,035           189,562
                                                           ------------------ ------------------

Obligation Under Capital Lease                                         429               432
Other Liabilities                                                      843               749
                                                           ------------------ ------------------
Total Liabilities                                                  213,307           190,743
                                                           ------------------ ------------------
SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                             6,184             6,158
   Shares Authorized; 2,958,526 Shares in 2000 and
   2,946,556 Shares in 1999 Issued and Outstanding
Additional Paid-in Capital                                           6,536             6,496
Retained Earnings                                                    3,826             3,215
Accumulated Other Comprehensive Loss                                  (502)             (505)
                                                           ------------------ ------------------
Total Shareholders' Equity                                          16,044            15,364
                                                           ------------------ ------------------
Total Liabilities and Shareholders' Equity                        $229,351          $206,107
                                                           ================== ==================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                              For the Three Months Ended             For the Six Months Ended
For the Period Ended June 30,                                   2000               1999                2000             1999
                                                          -----------------  ------------------  ------------------  -------------
(in thousands)                                               (Unaudited)        (Unaudited)          (Unaudited)      (Unaudited)


INTEREST INCOME
Loans                                                              $ 3,716             $ 2,806          $ 7,126           $ 5,428
Securities Available for Sale                                          419                 366              814               678
Securities Held to Maturity                                             70                 124              143               328
Dividends on Equity Securities                                          10                   0               20                 0
Other Short Term Investments                                             1                   1                1               139
Interest Bearing Time Deposits                                         106                  76              194                 9
Federal Funds Sold                                                      66                  74              139               158
                                                         -----------------  ------------------  ------------------  -------------
Total Interest Income                                                4,388               3,447            8,437             6,740
                                                         -----------------  ------------------  ------------------  -------------

INTEREST EXPENSE

Deposits                                                             1,875               1,461            3,610             2,929
Federal Funds Purchased                                                  0                   1                0                 2
Obligation Under Capital Lease                                           9                   9               18                18
                                                         -----------------  ------------------  ------------------  -------------
Total Interest Expense                                               1,884               1,471            3,628             2,949
                                                         -----------------  ------------------  ------------------  -------------

Net Interest Income                                                  2,504               1,976            4,809             3,791
PROVISION FOR LOAN LOSSES                                               85                 100              180               180
                                                         -----------------  ------------------  ------------------  -------------
Net Interest Income after Provision For Loan Losses                  2,419               1,876            4,629             3,611
                                                         -----------------  ------------------  ------------------  -------------

OTHER INCOME

Service Charges on Deposit Accounts                                    136                  92              258               172
Gains on the Sale of Loans                                               6                  51               72                84
Losses on the Sale of Securities Available for Sale                      0                  (6)               0                (5)
Other Income                                                            57                  39              112                90
                                                         -----------------  ------------------  ------------------  -------------
Total Other Income                                                     199                 176              442               341
                                                         -----------------  ------------------  ------------------  -------------

OTHER EXPENSE

Salaries and Employee Benefits                                       1,034                 794            2,031             1,537
Occupancy Expense                                                      312                 210              612               413
Equipment Expense                                                      127                 106              234               207
Other Expenses                                                         602                 493            1,223               930
                                                         -----------------  ------------------  ------------------  -------------
Total Other Expense                                                  2,075               1,603            4,100             3,087
                                                         -----------------  ------------------  ------------------  -------------

Income Before Provision for Income Taxes                               543                 449              971               865
Provision for Income Taxes                                             206                 168              360               316
                                                         -----------------  ------------------  ------------------  -------------
Net Income                                                         $   337             $   281          $   611           $   549
                                                         =================  ==================  ==================  =============

EARNINGS PER SHARE - Basic (1)                                       $0.11               $0.10            $0.21             $0.19
                                                         =================  ==================  ==================  =============
EARNINGS PER SHARE - Diluted (1)                                     $0.11               $0.10            $0.20             $0.18
                                                         =================  ==================  ==================  =============

(1)  Amounts have been restated for stock splits and stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended June 30,

                                                   For the Three Months Ended              For the Six Months Ended
                                                     2000              1999                 2000              1999
                                               ----------------  ----------------     ----------------  ---------------
(in thousands)                                    (Unaudited)      (Unaudited)          (Unaudited)       (Unaudited)

Net Income                                           $ 337             $ 281              $  611             $  549
Other Comprehensive Income, Net of Tax
   Unrealized Gains/(Losses) Arising in
   the Period                                           68              (256)                  3               (327)
                                               ----------------  ----------------     ----------------  ---------------
Comprehensive Income                                 $ 405             $  25              $  614             $  222
                                               ================  ================     ================  ===============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Period Ended June 30,

                                                                     2000                1999
                                                              ------------------- ------------------
(in thousands)                                                    (Unaudited)        (Unaudited)

OPERATING ACTIVITIES
Net Income                                                       $      611            $      549
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                               180                   180
Depreciation and Amortization                                           280                   219
Amortization/( Accretion) of Securities Discount                          5                   (33)
Losses on the Sale of Securities Available for Sale                       0                     5
Gains on the Sale of Loans                                              (72)                  (84)
(Increase)/Decrease in Other Assets                                    (491)                   16
Increase/(Decrease) in Other Liabilities                                 94                   (46)
(Decrease)/Increase in Unearned Income                                  (11)                   21
                                                           -------------------    ------------------
Net Cash Provided By Operating Activities                               596                   827
                                                           -------------------    ------------------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                           (1,803)               (1,593)
Proceeds from Sale of Securities Available for Sale                       0                 4,006
Proceeds from Maturities of Securities
   Available for Sale                                                 1,954                 3,504
   Held to Maturity                                                   1,093                12,200
Purchases of Securities
   Available for Sale                                                (2,991)              (11,841)
   Held to Maturity                                                    (475)               (3,797)
Increase in Loans, Net                                              (12,517)              (14,280)
Capital Expenditures                                                   (323)               (1,089)
                                                           -------------------    ------------------
Net Cash Used for Investing Activities                              (15,062)              (12,890)
                                                           -------------------    ------------------
FINANCING ACTIVITIES
Net Increase in Demand Deposits                                      14,369                 9,577
Net Increase in Savings Deposits                                      1,112                   669
Net Increase in Money Market Deposits                                   939                 2,635
Net Increase in Time Deposits                                         6,053                   484
Decrease in Obligation Under Capital Lease                               (3)                   (3)
Proceeds from the Issuance of Common Stock, Net                          66                    65
                                                           -------------------    ------------------
Net Cash Provided by Financing Activities                            22,536                13,427
                                                           -------------------    ------------------

Increase in Cash and Cash Equivalents                                 8,070                 1,364
Cash and Cash Equivalents, Beginning of Year                          9,428                19,648
                                                           -------------------    ------------------
Cash and Cash Equivalents, End of Period                         $   17,498            $   21,012
                                                           ===================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Cash Paid During the Period for Interest                         $    3,592            $    2,944
                                                           ===================    ==================
Cash Paid During the Period for Federal Income Taxes             $      395            $      360
                                                           ===================    ==================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (UNAUDITED)


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

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.   Loans

     At June 30, 2000 and December 31, 1999 the composition of outstanding loans is summarized as follows:

                                                June 30,         December 31,
                                                  2000              1999
                                              -----------       -------------
  (in thousands)
  Secured by Real Estate:
     Residential Mortgage                       $ 44,596         $  41,727
     Commercial Mortgage                          44,776            48,349
     Construction                                 10,780            11,943
  Commercial and Industrial                       44,351            32,628
  Loans to Individuals for Automobiles             7,055             7,907
  Loans to Individuals                            13,581            10,062
  Other Loans                                        561               535
                                               ----------       -------------
                                                $165,700         $ 153,151
                                               ==========       =============


     There were no loans restructured during 2000 or 1999. There were no loans past due 90 days or more and still accruing at June 30, 2000 or at December 31, 1999. Loans in a non-accrual status totaled $552,000 at June 30, 2000 and $692,000 at December 31, 1999.

3.   Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                          Six months
                                            Ended              Year Ended
                                           June 30,           December 31,
                                             2000                 1999
   (in thousands)                       ---------------      --------------
   Balance January 1,                      $ 1,550              $ 1,211
   Provision Charged to Operations             180                  440
   Charge Offs                                 (51)                (115)
   Recoveries                                   11                   14
                                        ---------------      --------------
   Balance End of Period                   $ 1,690              $ 1,550
                                        ===============      ==============

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

Non Banking Products and Affiliations
-------------------------------------

     The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement will allow the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, five Bank employees are licensed to sell insurance.

     Additionally, the Company has entered into an agreement with National Discount Brokers to provide an Internet link that will enable our customers to carry out discounted trading from our website. The Company shares in revenue based on the number of users as well as transaction volume.

Results of Operation
--------------------

     Net income for the first six months of 2000 was $611,000, an increase of $62,000 or 11% as compared to the same period in 1999. Earnings per share-Basic were $.21 in 2000 and $.19 in 1999. Earnings per share- Diluted were $.20 in 2000 and $.18 in 1999.

     A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

     Net interest income for the first six months of 2000 was $4.8 million compared to $3.8 million in 1999, an increase of $1.0 million or 27%.

     Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first six months of 2000 were $202.3 million an increase of $26.4 million or 15% from the first six months of 1999. Loans averaged $159.3 million during the six months of 2000, an increase of $31.0 million from the same period last year. The increase in loan balances caused interest income to increase $1.4 million. Partially offsetting this increase, securities averaged $31.9 million, a decrease of $3.5 million from 1999. The yield on loans increased from 8.53% in 1999 to 9.00% for the first six months of 2000. This was the result of an increase of 175 basis points in the prime rate since the second quarter of 1999. The increase in yield caused interest income on loans to increase $314,000. Overall, interest income increased $1.7 million. The yield on earning assets was 8.39% in 2000 and 7.73% for 1999.

     The overall cost of interest-bearing liabilities increased from 4.21% to 4.34%. Average interest bearing deposits increased $26.9 million during the six months of 2000 to $167.6 million, of which time deposits accounted for 37% of this increase. The increase in deposits caused interest expense to increase $495,000. Overall, interest expense increased $679,000 and the cost of funding earning assets increased from 3.38% in 1999 to 3.61% in 2000.

     The net result of the change in net interest income for the first six months of 2000 versus the first six months of 1999 was an increase of $1.0 million. The net interest margin increased 43 basis points from 4.35% to 4.78%.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $180,000 in the first six months of 2000 as well as 1999.

Other Income
------------

     The Company has placed an emphasis on improving its fee income over the past twelve months.

     During the first six months of 2000, other income increased $101,000 or 30% over the same period in 1999. Service charges on deposit accounts increased $86,000 or 50% from the same period last year. The growth in the number of commercial and consumer checking accounts as well as a change in the service charge pricing structure contributed to the additional service charge income. Foreign transaction fees at the Company's ATM machines and service charge on personal checking accounts accounted for 23% and 18% of the increase in service charges respectively.

     Gains on the sale of SBA loans decreased $30,000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. The Company also earned $18,000 for the sale of mortgage loans. Overall, gains on the sale of loans decreased $12,000. These amounts can vary greatly from quarter to quarter and from year to year. Offsetting the decrease in loan sales, fees related to the servicing of SBA loans as described increased 31% over the same period for last year.

     Other income increased $22,000 or 24% compared to 1999. Visa/MasterCard processing income represents 48% of the increase.

Other Expense
-------------

     Other expenses for the six months ended June 30, 2000 increased $1.0 million or 33% from the same period in 1999. During the first quarter of 2000, the Company opened two new branches, one located on State Highway 34 in Aberdeen and one on Allen Road in Bernards. Expenses directly charged to the opening of these branches exceeded $375,000 in the six months of 2000. In addition, total assets have grown $30.5 million or 15% since June 30, 1999. Because of the growth in assets and the addition of branches, the Company has also had to hire additional lending and back-office personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $494,000 or 32% from last year. Rent on the newly opened locations and the relocation of the executive offices and operation center in the last quarter of 1999 coupled with increased depreciation on other facilities resulted in a $199,000 or 48% increase in occupancy expenses. Other expenses increased $293,000 or 32% over the same period last year. Included in this are the following items. Outside services and data processing increased by $145,000 or 39% over the six months last year. Included in this increase are website expenses of $6,000. Purchases of supplies for new employees and the additional branches increased supplies expense $24,000 or 23% from last year. Advertising and business development expenses increased $55,000 or 55%. Most of this increase was related to the opening of the two new branches during the first quarter of 2000.

Financial Condition
June 30, 2000 compared to December 31, 1999
-------------------------------------------

     Total assets increased $23.2 million or 11% from December 31, 1999. Total loans increased $12.5 million. Loans secured by real estate decreased $1.9 million. Commercial mortgages and construction loans decreased by $3.6 million and $1.2 million respectively. Offsetting this, residential mortgages increased by $2.9 million and other commercial loans increased $11.7 million as a result of increased demand and economic growth in the central New Jersey area. Loans to individuals increased $2.7 million.

     Deposits increased $22.5 million or 12% during the first six months of 2000. Most categories of deposits improved during this period with NOW accounts growing by $8.3 million followed by certificates of deposits less than $100,000 accounts growing by $6.4 million. The Company prices its certificates of deposits aggressively in relation to its competition.

     Investment securities increased $400,000 for the period.

Asset Quality
-------------

     There were no loans past due 90 days or more and still accruing as of June 30, 2000 or December 31, 1999.

     Loans in a non-accrual status totaled $552,000 at June 30, 2000 and $692,000 at December 31, 1999 and represented .33% of total loans as of June 30, 2000 and .45% as of December 31, 1999.

     The Company had no other real estate owned at June 30, 2000.

Allowance for Loan Losses
-------------------------

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

     At June 30, 2000, the allowance for loans losses was $1,690,000 and represented 1.02% of total loans and 306.16% of non-performing loans compared to an allowance for loan losses at December 31, 1999 of $1,550,000 or 1.01% of total loans and 223.99% of non-performing loans at December 31, 1999.

     Charge-offs for the first six months of 2000 totaled $51,000 compared to $115,000 for the year ended December 31, 1999.

Capital Resources
-----------------

     Total Shareholders' Equity was $16,044,000 at June 30, 2000 compared to $15,364,000 at December 31, 1999.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                             June 30,        December 31,
                                               2000              1999
                                          --------------    --------------
Tier I Capital to Risk Weighted Assets         8.59%             9.21%
Total Capital to Risk Weighted Assets          9.53%            10.17%
Leverage Ratio                                 6.97%             7.56%

Liquidity
---------

     Cash and Cash Equivalents totaled $17.5 million at June 30, 2000 an increase of $8.1 million, since December 31, 1999.

     The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $22.5 million. Demand deposits and certificate of deposits experienced the largest increases for the six month period of $14.4 million and $6.1 million respectively.

     An increase in loans and interest-bearing time deposits resulted in net cash used for investing activities of $15.1 million.

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

Item 2   -  Changes in Securities
            ---------------------
            None.

Item 3   -  Defaults upon Senior Securities
            -------------------------------
            None.

Item 4   -  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None

Item 6   -  Exhibits and Reports on Form 8-K
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

              (b)   Form 8-K
                    --------

             (27)   Financial Data Schedule
                    -----------------------


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

                                   SVB FINANCIAL SERVICES, INC.
                                   ----------------------------
                                   (Registrant)


Dated:   August 3, 2000            By:  /s/  Keith B. McCarthy
                                      -----------------------------------
                                      Keith B. McCarthy
                                      Executive Vice President
                                      Chief Accounting Officer