Form 10QSB
period 2000-09-30
SVB FINANCIAL SERVICES INC
filed 2000-11-13
CIK 1011698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

               ( X )     Yes                     (    )     No

As of November 7, 2000, there were 3,106,032 shares of common stock, $2.09 par value outstanding. The number of shares outstanding has been adjusted for a declared stock dividend and the Company repurchase of 400 shares of stock.

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


SIGNATURES

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2000 and December 31, 1999

                                                                                  September 30,         December 31,
                                                                                      2000                 1999
                                                                               ------------------   -------------------
                                                                                      (Unaudited)
(in thousands)
ASSETS

Cash & Due from Banks                                                                   $  10,605             $   7,028
Federal Funds Sold                                                                          3,725                 2,400
Other Short Term Investments                                                                   67                     -
                                                                               ------------------   -------------------
Total Cash and Cash Equivalents                                                            14,397                 9,428
                                                                               ------------------   -------------------

Interest Bearing Time Deposits                                                              7,480                 5,283

Securities

   Available for Sale, at Fair Value                                                       30,106                26,377
   Held to Maturity                                                                         4,445                 5,122
   Equity Securities                                                                          839                   839
                                                                               ------------------   -------------------
Total Securities                                                                           35,390                32,338
                                                                               ------------------   -------------------

Loans                                                                                     169,156               153,151
   Allowance for Loan Losses                                                              (1,751)               (1,550)
   Unearned Income                                                                          (159)                 (176)
                                                                               ------------------   -------------------
Net Loans                                                                                 167,246               151,425
                                                                               ------------------   -------------------
Premises & Equipment, Net                                                                   4,749                 4,789
Other Assets                                                                                3,348                 2,844
Total Assets                                                                             $232,610              $206,107
                                                                               ==================   ===================

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
Demand

   Non-interest Bearing                                                                 $  33,864             $  32,020
   NOW Accounts                                                                            33,508                27,025
Savings                                                                                    16,860                16,618
Money Market Accounts                                                                      23,965                25,446
Time
   Greater than $100,000                                                                   16,842                13,486
   Less than $100,000                                                                      89,410                74,967
                                                                               ------------------   -------------------
Total Deposits                                                                            214,449               189,562
                                                                               ------------------   -------------------

Obligation Under Capital Lease                                                                427                   432
Other Liabilities                                                                           1,081                   749
                                                                               ------------------   -------------------
Total Liabilities                                                                         215,957               190,743
                                                                               ------------------   -------------------
SHAREHOLDERS' EQUITY

Common Stock $2.09 Par Value: 20,000,000                                                    6,184                 6,158
   Shares Authorized; 2,958,526 Shares in 2000 and
   2,805,824 Shares in 1999 Issued and Outstanding
Additional Paid-in Capital                                                                  6,536                 6,496
Retained Earnings                                                                           4,249                 3,215
Accumulated Other Comprehensive Loss                                                        (316)                 (505)
                                                                               ------------------   -------------------
Total Shareholders' Equity                                                                 16,653                15,364
                                                                               ------------------   -------------------
Total Liabilities and Shareholders' Equity                                               $232,610              $206,107
                                                                               ==================   ===================

SVB FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Period Ended September 30,

                                                             For the Three Months Ended           For the Nine Months Ended
                                                               2000              1999             2000               1999
                                                          --------------   ---------------  ----------------    -------------
                                                            (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
(in thousands)
INTEREST INCOME

Loans                                                          $ 3,859           $ 3,072           $10,985          $ 8,500
Securities Available for Sale                                      440               394             1,254            1,072
Securities Held to Maturity                                         73               100               216              428
Dividends on Equity Securities                                      20                 3                40                3
Other Short Term Investments                                         1                 1                 2               10
Interest Bearing Time Deposits                                     117                94               311              233
Federal Funds Sold                                                  98               104               237              262
                                                          ------------   ---------------  ----------------    -------------
Total Interest Income                                            4,608             3,768            13,045           10,508
                                                          ------------   ---------------  ----------------    -------------

INTEREST EXPENSE

Deposits                                                         2,041             1,548             5,651            4,477
Federal Funds Purchased                                              1                 1                 1                3
Obligation Under Capital Lease                                       9                10                27               28
                                                          ------------   ---------------  ----------------    -------------
Total Interest Expense                                           2,051             1,559             5,679            4,508
                                                          ------------   ---------------  ----------------    -------------

Net Interest Income                                              2,557             2,209             7,366            6,000
PROVISION FOR LOAN LOSSES                                           80               150               260              330
                                                          ------------   ---------------  ----------------    -------------
Net Interest Income after Provision For Loan Losses              2,477             2,059             7,106            5,670
                                                          ------------   ---------------  ----------------    -------------

OTHER INCOME

Service Charges on Deposit Accounts                                147               105               405              277
Gains on the Sale of Loans                                          33               100               105              184
Losses on the Sale of Securities Available for Sale                  0               (3)                 0              (8)
Other Income                                                        63                27               175              117
                                                          ------------   ---------------  ----------------    -------------
Total Other Income                                                 243               229               685              570
                                                          ------------   ---------------  ----------------    -------------

OTHER EXPENSE

Salaries and Employee Benefits                                   1,022               832             3,053            2,368
Occupancy Expense                                                  309               216               921              629
Equipment Expense                                                  127               110               361              317
Other Expenses                                                     584               456             1,807            1,386
Total Other Expense                                              2,042             1,614             6,142            4,700
                                                          ------------   ---------------  ----------------    -------------

Income Before Provision for Income Taxes                           678               674             1,649            1,540
Provision for Income Taxes                                         255               258               615              575
                                                          ------------   ---------------  ----------------    -------------
Net Income                                                    $    423          $    416        $    1,034        $     965
                                                          ============   ===============  ================    =============

EARNINGS PER SHARE - Basic (1)                                $   0.13          $   0.13        $     0.33        $    0.31
                                                          ============   ===============  ================    =============
EARNINGS PER SHARE - Diluted (1)                              $   0.13          $   0.13        $     0.32        $    0.30
                                                          ============   ===============  ================    =============


(1)  Amounts have been restated for stock splits and stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME
For the Period Ended September 30,


                                                                For the Three Months Ended        For the Nine Months Ended
                                                                  2000              1999             2000             1999
                                                              -----------       -----------      -----------       -----------
(in thousands)                                                 (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

Net Income                                                          $ 423           $  416            $1,034            $  965
Other Comprehensive Income, Net of Tax
   Unrealized Gains/(Losses) Arising in the Period                    186              (23)              189              (350)
                                                              -----------  ---------------- ----------------   ---------------
Comprehensive Income                                                $ 609           $  393            $1,223            $  615
                                                              ===========  ================ ================   ===============

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended September 30,


                                                                                      2000                1999
                                                                              -------------------  ------------------
                                                                                   (Unaudited)         (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                                            $     1,034         $       965
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                                     260                 330
Depreciation and Amortization                                                                 430                 341
Amortization/(Accretion) of Securities Discount                                                 3                (35)
Losses on the Sale of Securities Available for Sale                                             0                   8
Gains on the Sale of Loans                                                                  (105)               (184)
Increase in Other Assets                                                                    (612)                (95)
Increase in Other Liabilities                                                                 332                  86
Increase in Unearned Income                                                                    17                  97
                                                                              -------------------  ------------------
Net Cash Provided By Operating Activities                                                   1,359               1,513
                                                                              -------------------  ------------------

INVESTING ACTIVITIES

Increase in Interest Bearing Time Deposits                                                (2,197)             (2,390)
Proceeds from Sale of Securities Available for Sale                                             0               6,512
Proceeds from Maturities of Securities
   Available for Sale                                                                       2,535               4,302
   Held to Maturity                                                                         1,153              13,233
Purchases of Securities
   Available for Sale                                                                     (5,982)            (16,845)
   Held to Maturity                                                                         (475)             (5,296)
   Equity Securities                                                                           0                (589)
Increase in Loans, Net                                                                   (15,993)            (24,383)
Capital Expenditures                                                                        (379)             (1,462)
                                                                              -------------------  ------------------
Net Cash Used for Investing Activities                                                   (21,338)            (26,918)
                                                                              -------------------  ------------------

FINANCING ACTIVITIES

Net Increase in Demand Deposits                                                             8,327              10,265
Net Increase in Savings Deposits                                                              242               1,829
Net (Decrease)/Increase in Money Market Deposits                                          (1,481)               2,320
Net Increase in Time Deposits                                                              17,799                 706
Decrease in Obligation Under Capital Lease                                                     (5)                 (4)
Proceeds from the Issuance of Common Stock, Net                                                66                 154
                                                                              -------------------  ------------------
Net Cash Provided by Financing Activities                                                  24,948              15,270
                                                                              -------------------  ------------------

Increase/(Decrease) in Cash and Cash Equivalents                                            4,969            (10,135)
Cash and Cash Equivalents, Beginning of Year                                                9,428              19,648
                                                                              -------------------  ------------------
Cash and Cash Equivalents, End of Period                                              $    14,397         $     9,513
                                                                              ===================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash Paid During the Period for Interest                                              $     5,606         $     4,502
                                                                              ===================  ==================
Cash Paid During the Period for Federal Income Taxes                                  $       620         $       540
                                                                              ===================  ==================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (UNAUDITED)


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

         The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.       Loans

         At September 30, 2000 and December 31, 1999 the composition of outstanding loans is summarized as follows:

                                                    September 30,      December 31,
                                                       2000               1999
                                                  ---------------    ----------------
           (in thousands)
           Secured by Real Estate:
              Residential Mortgage                     $ 45,893         $  41,727
              Commercial Mortgage                        43,358            48,349
              Construction                               11,402            11,943
           Commercial and Industrial                     44,651            32,628
           Loans to Individuals for Automobiles           7,552             7,907
           Loans to Individuals                          15,434            10,062
           Other Loans                                      866               535
                                                     ----------        ----------
                                                       $169,156          $153,151
                                                       ========         =========



         There were no loans restructured during 2000 or 1999. Loans past due 90 days or more and still accruing totaled $14,000 at September 30, 2000 and there were no loans past due 90 days or more at December 31, 1999. Loans in a non-accrual status totaled $527,000 at September 30, 2000 and $692,000 at December 31, 1999.

  3.     Allowance for Loan Losses

         The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:


                                                     Nine Months
                                                        Ended       Year Ended
                                                     September 30,  December 31,
                  (in thousands)                         2000          1999
                                                      ---------     ----------
                  Balance January 1,                   $ 1,550       $ 1,211
                  Provision Charged to Operations          260           440
                  Charge Offs                              (74)         (115)
                  Recoveries                                15            14
                                                       -------       -------
                  Balance End of Period                $ 1,751       $ 1,550
                                                       =======       =======

4.       New Accounting Pronouncement

         We have adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" as amended by SFAS No. 137 and SFAS No. 138. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption fo SFAS No. 133 will have a significant impact on earnings or the financial position of the Company. However, the impact from adopting SFAS No. 133, as amended, will depend on the nature and purpose of the derivative instruments in use by the Company at that time.


5.       Stock Dividend

         On October 27, 2000, the Company declared a 5% stock dividend to shareholders of record as of November 7, 2000. Net income per share and weighted average shares outstanding have been restated to reflect the stock dividend.

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

Results of Operation

         Net income for the first nine months of 2000 was $1,034,000, an increase of $69,000 or 7% as compared to the same period in 1999. Earnings per share-Basic were $.33 in 2000 and $.31 in 1999. Earnings per share- Diluted were $.32 in 2000 and $.30 in 1999.

         A detailed discussion of the major components of net income follows:

Net Interest Income

         Net interest income for the first nine months of 2000 was $7.4 million compared to $6.0 million in 1999, an increase of $1.4 million or 23%.

         Average earning assets for the first nine months of 2000 were $205.9 million an increase of $25.0 million or 14% from the first nine months of 1999. Almost all of this increase could be attributed to loans which averaged $161.8 million during the nine months of 2000, an increase of $29.0 million or 22% from the same period last year. The increase in loan balances caused interest income to increase $2.0 million. The yield on loans increased from 8.56% in September 1999 to 9.07% for the first nine months of 2000. This was the result of an increase of 125 basis points in the prime rate since the third quarter of 1999. The increase in yield caused interest income on loans to increase $532,000. Overall, interest income increased $2.5 million. The yield on earning assets was 8.46% in 2000 and 7.77% for 1999.

         The overall cost of interest-bearing liabilities increased from 4.14% to 4.44%. Average interest bearing deposits increased $25.6 million during the nine months of 2000 to $170.5 million, of which time deposits and NOW accounts accounted for 44% and 32% of this increase, respectively. The increase in deposits caused interest expense to increase $745,000. The increase in market rates, increased competition for deposits and promotional CDs offered for the two new branches all contributed to an increase in interest expense of $430,000 relating to rate. Overall, interest expense increased $1.2 million and the cost of funding earning assets increased from 3.33% in 1999 to 3.68% in 2000.

         The net result of the change in net interest income for the first nine months of 2000 versus the first nine months of 1999 was an increase of $1.4 million. The net interest margin increased 35 basis points from 4.43% to 4.78%.

Provision for Loan Losses

         The provision for loan losses was $260,000 in the first nine months of 2000 and $330,000 for the same period in 1999. Even though provision decreased, overall, provision for loan loss increased as a percentage of loans to 1.04%.

Other Income

         The Company continues to place an emphasis on improving its fee income. During the first nine months of 2000, total other income increased $115,000 or 20% over the same period in 1999.

         Service charges on deposit accounts increased $128,000 or 46% from the same period last year. The growth in the number of commercial and consumer checking accounts as well as a change in the service charge pricing structure contributed to the additional service charge income. Foreign transaction fees at the Company's ATM machines and overdraft fees accounted for 22% and 21% of the increase in service charges, respectively.

         Gains on the sale of SBA loans decreased $68,000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. Gains on the sale of mortgage loans decreased $11,000 from last year primarily due to the fact that the Bank now recognizes origination fees relating to FNMA loans instead of selling them in the market. Overall, gains on the sale of loans decreased $79,000. Offsetting the decrease in loan sales, fees related to the servicing of SBA loans and origination of mortgage loans as described above increased 30% and 19% respectively over the same period for last year.

         Other income increased $58,000 or 50% compared to 1999. Visa/MasterCard processing income represents 26% of the increase. Income from insurance subsidiary was $10,000 representing 18% of this increase.

Other Expense

         Other expenses for the nine months ended September 30, 2000 increased $1.4 million or 31% from the same period in 1999. During the first quarter of 2000, the Company opened two new branches, one located on State Highway 34 in Aberdeen and one on Allen Road in Bernards. Expenses directly charged to the opening of these branches exceeded $556,000 in the nine months of 2000. In addition, total assets have grown $31.4 million or 16% since September 30, 1999. Because of the growth in assets and the addition of branches, the Company has also had to hire additional personnel to better service its customer base. These additions combined with normal salary increases caused salary and benefits expense to increase $685,000 or 29% from last year. Rent on the newly opened locations and the relocation of the executive offices and operation center in the last quarter of 1999 coupled with increased depreciation on other facilities resulted in a $292,000 or 46% increase in occupancy expenses. Other expenses increased $421,000 or 30% over the same period last year. Included in this are the following items. Outside services and data processing increased by $213,000 or 38% over the nine months last year. Included in this increase are website expenses of $28,000. Purchases of supplies for new employees and the additional branches increased supplies expense $51,000 or 34% from last year. Advertising and business development expenses increased $49,000 or 31%. Most of this increase was related to the opening of the two new branches during the first quarter of 2000. FDIC assessment increased $30,000 or 202% over the same period as last year.

Financial Condition
September 30, 2000 compared to December 31, 1999

         Total assets increased $26.5 million or 13% from December 31, 1999. Total loans increased $16.0 million. Loans secured by real estate decreased $1.4 million. Offsetting this, other commercial loans increased $12.0 million as a result of increased demand and strong economic growth in the central New Jersey area. Loans to individuals increased $5.4 million.

         Deposits increased $24.9 million or 13% during the first nine months of 2000. Most categories of deposits improved during this period with certificates of deposits less than $100,000 growing by $14.4 million followed by NOW accounts increasing by $6.5 million. The Company prices its certificates of deposit aggressively in relation to its competition offering promotional rates for the grand openings of its two new branches and a 7% certificate during the third quarter.

         Investment securities increased $3.1 million for the period.

Asset Quality

         Loans past due 90 days or more and still accruing as of September 30, 2000 were $14,000. There were no loans past due 90 days or more and still accruing as of December 31, 1999.

         Loans in a non-accrual status totaled $527,000 at September 30, 2000 and $692,000 at December 31, 1999 and represented .31% of total loans as of September 30, 2000 and .45% as of December 31, 1999. On October 30, 2000 a non-accrual loan as of September 30, 2000 was removed from non-accrual status representing $96,000 of the total.

         The Company had no other real estate owned at September 30, 2000.

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

         At September 30, 2000, the allowance for loans losses was $1,751,000 and represented 1.04% of total loans and 332.26% of non-performing loans compared to an allowance for loan losses at December 31, 1999 of $1,550,000 or 1.01% of total loans and 223.99% of non-performing loans at December 31, 1999.

         Charge-offs for the first nine months of 2000 totaled $74,000 compared to $115,000 for the year ended December 31, 1999.

Capital Resources

         Total Shareholders' Equity was $16,653,000 at September 30, 2000 compared to $15,364,000 at December 31, 1999.

         Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.


                                           September 30,    December 31,
                                              2000              1999
                                           ------------     -------------
Tier I Capital to Risk Weighted Assets         8.69%            9.21%
Total Capital to Risk Weighted Assets          9.64%           10.17%
Leverage Ratio                                 7.01%            7.56%

Liquidity

         Cash and Cash Equivalents totaled $14.4 million at September 30, 2000 an increase of $5.0 million, since December 31, 1999.

         The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $24.9 million. Certificates of deposits and demand deposits experienced the largest increases for the nine month period of $17.8 million and $8.3 million respectively. The increase in cash flow for certificates of deposits could be attributed to aggressive pricing in relation to local competition.

         Net cash used for investing activities for the period was $21.3 million. An increase in loans accounted for $16.0 million and net cash used for purchase of securities was $2.8 million. Investments in interest bearing time deposits increased $2.2 million.

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

Item 2   -        Changes in Securities
                  None.

Item 3   -        Defaults upon Senior Securities
                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders
                  None

Item 6   -        Exhibits and Reports on Form 8-K

            (a)   Exhibits

            (b)   Reports on Form 8-K

                  A Form 8-K was filed on September 29, 2000 under Item 6 "Resignation of Directors" regarding the resignation of S. Tucker S. Johnson, Director.

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

                                             SVB FINANCIAL SERVICES, INC.
                                             ----------------------------
                                             (Registrant)


Dated:   November 7, 2000                    By: /s/ Keith B. McCarthy
                                                 ------------------------
                                                 Keith B. McCarthy
                                                 Executive Vice President
                                                 Chief Accounting Officer