Form 10KSB
period 2000-12-31
SVB FINANCIAL SERVICES INC
filed 2001-03-29
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

             For the transition period from_________ to____________


         Commission File Number
                                --------------

                          SVB Financial Services, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        New Jersey                                          22-3438058
-----------------------------------                   -----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


70 East Main Street, Somerville, NJ                             08876
-------------------------------------------            -------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (908) 541-9500
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12 (b) of the Act:


         Title of Each Class         Name of Each Exchange On Which Registered
         -------------------         -------------------------------------------
                                     NASDAQ National Market System
-------------------------------

         Securities registered under Section 12 (g) of the Act:

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $18,936,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 14, 2001 was $13,713,000.

         The number of shares of the registrants common stock as of March 14, 2001 was 3,104,018.

         The following documents are incorporated by reference. The Annual Report to security holders for the fiscal year ended December 31, 2000. The Proxy Statement for the annual meeting of security holders April 26, 2001.

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

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 2000, the Bank had total assets of $241.6 million. Based on total deposits as of June 30, 2000, the Bank was ranked 75 of 177 commercial banks and savings banks in New Jersey. In 1996, the Bank opened its first full service branch office in Hillsborough Township, New Jersey. During 1997, the Bank opened a full service branch in Bridgewater Township, New Jersey. In 1998, a banking office staffed by one part-time person was opened at the Arbor Glen Retirement Community in Bridgewater Township, New Jersey and a mini branch with a drive through on Gaston Avenue in Somerville, New Jersey. In 1999, the Bank opened its sixth banking facility, a full service branch in the Borough of Manville. Full service offices were opened in early 2000 located in Aberdeen Township and Bernards Township. Additionally, the Bank will open its ninth full service facility located in the Township of Edison in April of 2001.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 2000, the Bank had $222.4 million in deposits and approximately 17,400 deposit accounts.

         The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater Township, Hillsborough Township, Borough of Manville and Aberdeen Township are also areas of significant small and mid-size business activity. The Bernards Township office is located in a large residential development. Small and medium sized businesses and professionals make up the primary focus of the Bank's lending efforts. The Bank is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

         Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

         Residential mortgages are currently written by the Bank with a three, five or ten year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long term fixed rate mortgages are originated through a third party on a fee for closed loans basis.

         As of December 31, 2000, the Bank had approximately 3,500 loans of all types totaling $179.2 million.

         Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, travelers cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has eight ATM machines and the Bank is a member of the MAC, PLUS, and NYCE networks.

         The Bank has Business Advantage checking available for its business customers, which offers various banking products including daily excess balance sweep and discounted business services. The Bank will be offering an overnight repurchase account during the year 2001.

         The Bank offers customers access to their accounts through a telephone or personal computer via the Internet at www.somersetvalleybank.com. Customers can check balances, monitor account activity, make transfers and pay bills. The web site offers access to the National Discount Brokers web site which allows customers to buy and sell stocks. A MasterMoney debit card is also offered allowing customers to access funds anywhere MasterCard is accepted.

         The Bank's data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other Banks. Not all of these services, however, are economically feasible to the Bank at this time.

         The Bank has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement allows the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, licensed in-house professionals are available to meet with clients regarding these products, including five Bank employees licensed to sell insurance.


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

         During 2001, the Bank will open an office in Edison Township located in Middlesex County. This is an area of significant commercial and residential activity.

         The Bank also obtains business from adjacent counties of Hunterdon, Mercer and Morris.

Competition
         All phases of the Bank's business are highly competitive. As of June 30, 2000 (the latest date for which figures are available), Somerset County had 25 FDIC insured banks and saving banks with 101 offices. The Bank was ranked 8 of 25 in terms of total deposits, with 4.83% of the Somerset County market. Somerset County has experienced significant merger activity in recent years. Most recently the state's largest bank, Summit, merged with Fleet, a Northeast super regional bank with locations in New Jersey. This merger will result in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of one or more of these branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well, thereby increasing competition.

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

         By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank's current lending limit is $2.5 million.

Employees
         At December 31, 2000, the Company employed 77 full time and 13 part time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan. During 1999, the Company established a Supplemental Executive Retirement Plan, which covers three of the Company's executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY.
         The Company presently owns no properties. The Bank leases its banking facilities at 103 West End Avenue and a facility at 117 West End Avenue in Somerville from a partnership consisting of all, among others, but one of the Company's Directors. The lease for 103 West End Avenue expires in July of 2001, but contains four five-year renewal options allowing the Bank to extend the lease. The lease for 117 West End Avenue expires in 2003. The lease for 103 West End Avenue, was reviewed by both the FDIC and the Department of Banking prior to the Bank's opening to determine that the terms of the lease are comparable to those the Bank would receive in an arms length transaction with an unaffiliated third party. Neither the FDIC nor the Department of Banking objected to the terms of the lease. The office space at 117 West End Avenue is also leased at such comparable terms.

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

         The Arbor Glen office located at 100 Monroe Street, Bridgewater, New Jersey, has a lease with a term of five years expiring in 2006, with two five-year renewal options.

         The Manville office located at 40 North Main Street, Manville, New Jersey has a lease on the land from an unaffiliated third party. The lease expires in 2023, with an initial ten-year renewal option and five additional five-year renewal options.

         The Aberdeen office is located at 231 State Highway 34, Matawan, New Jersey. The land lease has an initial term of ten years and five year options through 2033.

         The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years with three five year renewal options.

         The Bank's Executive Offices and Operations Center are located at 70 East Main Street, Somerville, New Jersey. This office space is leased from an unaffiliated third party. The lease has an initial term of five years with three five-year renewal options.

         The Bank has a lease for the following Bank site which will open during 2001:


                   o The Edison branch will be located at 1959 Oak Tree Road, Edison, New Jersey and is leased from an unaffiliated third party. The lease has an initial term of seven years, expiring in 2006, with four five-year renewal options.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
         The common stock of the Company is traded on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for 1999 and 2000:

                                    2000                       1999
                            ----------------------------------------------------
                             High       Low             High       Low
                            -----      -----          -------    ------
         First Quarter      $8.81      $8.21 (1)       $9.53      $8.50 (1) (2)
         Second Quarter     $8.81      $7.08 (1)       $9.07      $8.16 (1) (2)
         Third Quarter      $8.21      $6.66 (1)       $8.85      $8.05 (1) (2)
         Fourth Quarter     $9.00      $8.16 (1)       $8.81      $8.05 (1)

(1) Prices have been retroactively adjusted for the 5% stock dividend paid November 21, 2000. (2) Prices have been retroactively adjusted for the 5% stock dividend paid November 19, 1999.

         There are approximately 408 registered holders of the Company's common stock.

         The Company paid a 5% stock dividend on November 21, 2000 and November 19, 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for the growth of the Bank.

         Additional information incorporated by reference on page 14 of the Company's 2000 Annual Report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
         This information is incorporated by reference from the Company's 2000 Annual Report to Shareholders on pages 20-33 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 4-18 of the 2000 Annual Report to Shareholders.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         The information required by this item is incorporated by reference from pages 2-5 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION.
         This information required by this item is incorporated by reference from pages 6-8 under the caption "Executive Compensation" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         This information required by this item is incorporated by reference from page 9 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.
         (a)      Financial Statements and Financial Statement Schedules

         The following documents are filed as part of this report:

         1.       Financial Statements of SVB Financial Services, Inc.

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Income - Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999

                  Report of Independent Accountants

         These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2000.

         2. All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

         3. Exhibits

            Exhibit
            Number                     Description
            ------    ----------------------------------------------------------
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
                              (1)
            10.1       Employment Agreements (1)
            10.2       SVB Financial Services, Inc. Nonstatutory Stock Option
                       Plan (2)
            10.3       SVB Financial Services, Inc. Restated Incentive Stock
                       Option Plan (3)
            10.4       Somerset Valley Bank Deferred Compensation Plan
            10.5       SVB Financial Services, Inc. 2000 Incentive Stock Option
                       Plan  (4)
            10.6       SVB Financial Services, Inc. 2000 Directors Stock Option
                       Plan  (5)
            13         Annual Report to Security-Holders
            20         Proxy Statement for the 2001 Annual Meeting of
                       Shareholders

            23         Consent of Independent Certified Public Accountants
            27         Financial Data Schedule

            (1) Incorporated by reference to the Company's Registration Statement on SB-2. Registration Number 333-12305.

            (2) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66131.

            (3) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66165.

            (4) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40778.

            (5) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40754.


            (b)        Reports on Form 8-K

                       A Form 8-K was filed on September 29, 2000 under Item 6 "Resignation of Directors" regarding the resignation of
                       S. Tucker S. Johnson, Director.

                          SVB FINANCIAL SERVICES, INC.
                                INDEX TO EXHIBITS



Exhibit
Number                                  Description
------            --------------------------------------------------------------
 13               Annual Report to Security-Holders


 20               Proxy Statement for the 2001 Annual Meeting of Shareholders


 23               Consent of Independent Certified Public Accountants


 27               Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                /s/ Keith B. McCarthy
                                                -------------------------------
                                                Keith B. McCarthy
                                                Principal Financial Officer and
                                                Principal Accounting Officer
March 29, 2001



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                  Capacity                          Date
-------------------------------------------------------------------------------


/s/ John K. Kitchen      Director and Chairman of the Board     March 29, 2001
----------------------
John K. Kitchen


/s/ Robert P. Corcoran   President and Chief Executive Officer  March 29, 2001
----------------------   and Director
Robert P. Corcoran


/s/ Keith B. McCarthy    Chief Operating Officer and            March 29, 2001
----------------------   Secretary/Treasurer
Keith B. McCarthy


/s/ Bernard Bernstein    Director                               March 29, 2001
----------------------
Bernard Bernstein


                         Director                               March 29, 2001
----------------------
Raymond L. Hughes


                         Director                               March 29, 2001
----------------------
Willem Kooyker

     Signature                  Capacity                             Date
--------------------------------------------------------------------------------



/s/ Frank Orlando               Director                        March 29, 2001
---------------------------
Frank Orlando


/s/ Gilbert E. Pittenger        Director                        March 29, 2001
---------------------------
Gilbert E. Pittenger


/s/ Frederick D. Quick          Director                        March 29, 2001
---------------------------
Frederick D. Quick


/s/ Anthony J. Santye, Jr.      Director                        March 29, 2001
---------------------------
Anthony J. Santye, Jr.


/s/ G. Robert Santye            Director                        March 29, 2001
---------------------------
G. Robert Santye


                                Director                        March 29, 2001
---------------------------
Donald Sciaretta


/s/ Herman C. Simonse           Director                        March 29, 2001
---------------------------
Herman C. Simonse


/s/ Donald R. Tourville         Director                        March 29, 2001
---------------------------
Donald R. Tourville