Form 10QSB
period 2001-03-31
SVB FINANCIAL SERVICES INC
filed 2001-05-10
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 000-22407


                          SVB Financial Services, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                            22-3438058
--------------------------------                           -------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 70 East Main Street, Somerville, New Jersey                        08876
---------------------------------------------                     ----------
 (Address of principal executive officers)                        (Zip Code)


                                 (908) 541-9500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                [ X ] Yes [ ] No

As of May 4, 2000 there were 3,148,276 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I  -  FINANCIAL INFORMATION

ITEM 1  -  Financial Statements and Notes to Consolidated Financial Statements

ITEM 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

ITEM 3  -  Market Risk

PART II -  OTHER INFORMATION

ITEM 1  -  Legal Proceedings

ITEM 2  -  Changes in Securities

ITEM 3  -  Defaults Upon Senior Securities

ITEM 4  -  Submission of Matters to a Vote of Security Holders

ITEM 5  -  Other Information

ITEM 6  -  Exhibits and Reports on Form 8-K


SIGNATURES


SVB FINANCIAL SERVICES, INC.
BALANCE SHEET                                           March 31,       December 31,
March 31, 2001 and December 31, 2000                      2001             2000
                                                     ---------------    ------------
                                                       (Unaudited)
(in thousands)
ASSETS
Cash & Due from Banks                                   $   8,809       $   8,280
Federal Funds Sold                                         12,150              --
Other Short Term Investments                                   39              78
                                                        ---------       ---------
Total Cash and Cash Equivalents                            20,998           8,358
                                                        ---------       ---------

Interest Bearing Time Deposits                              8,364           8,075

Securities
   Available for Sale, at Fair Value                       29,319          32,464
   Held to Maturity                                        10,704           6,337
   Equity Securities                                          899             839
                                                        ---------       ---------
Total Securities                                           40,922          39,640
                                                        ---------       ---------

Loans                                                     185,433         179,218
   Allowance for Loan Losses                               (1,899)         (1,823)
   Unearned Income                                           (126)           (144)
Net Loans                                                 183,408         177,251
                                                        ---------       ---------
Premises & Equipment, Net                                   5,185           4,844
Other Assets                                                3,523           3,462
                                                        ---------       ---------
Total Assets                                            $ 262,400       $ 241,630
                                                        =========       =========

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                 $  33,918       $  34,749
   NOW Accounts                                            38,583          35,088
Savings                                                    17,871          16,696
Money Market Accounts                                      25,164          22,826
Time
   Greater than $100,000                                   25,841          17,072
   Less than $100,000                                     101,349          95,953
                                                        ---------       ---------
Total Deposits                                            242,726         222,384
                                                        ---------       ---------



Federal Funds Purchased                                        --             325
Obligation Under Capital Lease                                424             426
Other Liabilities                                           1,351           1,129
                                                        ---------       ---------
Total Liabilities                                         244,501         224,264
                                                        ---------       ---------

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                    6,487           6,490
   Shares Authorized; 3,103,918 Shares in 2001 and
   3,105,168 Shares in 2000 Issued and Outstanding
Additional Paid-in Capital                                  7,475           7,483
Retained Earnings                                           3,791           3,454
Accumulated Other Comprehensive Income/(Loss)                 146             (61)
                                                        ---------       ---------
Total Shareholders' Equity                                 17,899          17,366
                                                        ---------       ---------
Total Liabilities and Shareholders' Equity              $ 262,400       $ 241,630
                                                        =========       =========


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                    For the Three Months Ended
For the Period Ended March 31,                           2001        2000
                                                        -------     -------
                                                      (Unaudited)  (Unaudited)
(in thousands)
INTEREST INCOME
Loans                                                    $4,046      $3,409
Securities Available for Sale                               497         395
Securities Held to Maturity                                 108          74
Dividends on Equity Securities                               11          10
Other Short Term Investments                                  1          --
Interest Bearing Time Deposits                              139          88
Federal Funds Sold                                          126          73
                                                         ------      ------
Total Interest Income                                     4,928       4,049
                                                         ------      ------

INTEREST EXPENSE
Deposits                                                  2,371       1,735
Obligation Under Capital Lease                                9           9
                                                         ------      ------
Total Interest Expense                                    2,380       1,744
                                                         ------      ------

Net Interest Income                                       2,548       2,305
PROVISION FOR LOAN LOSSES                                   105          95
                                                         ------      ------
Net Interest Income after Provision for Loan Losses       2,443       2,210
                                                         ------      ------

OTHER INCOME
Service Charges on Deposit Accounts                         181         123
Gains on the Sale of Loans                                   31          66
Other Income                                                 69          54
                                                         ------      ------
Total Other Income                                          281         243
                                                         ------      ------

OTHER EXPENSE
Salaries and Employee Benefits                            1,093         997
Occupancy Expense                                           344         300
Equipment Expense                                           118         107
Other Expenses                                              641         621
                                                         ------      ------
Total Other Expense                                       2,196       2,025
                                                         ------      ------

Income Before Provision for Income Taxes                    528         428
Provision for Income Taxes                                  191         154
                                                         ------      ------
Net Income                                               $  337      $  274
                                                         ======      ======

EARNINGS PER SHARE - Basic (1)                           $ 0.11      $ 0.09
                                                         ======      ======
EARNINGS PER SHARE - Diluted (1)                         $ 0.11      $ 0.09
                                                         ======      ======


(1)  Amounts have been restated for stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME
For the Period Ended March 31,

                                                    For the Three Months Ended
                                                        2001           2000
                                                       ------         ------
(in thousands)                                       (Unaudited)   (Unaudited)


Net Income                                              $ 337         $ 274
Other Comprehensive Income, Net of Tax
   Unrealized Gains/(Losses) Arising in the Period        207           (65)
                                                        -----         -----
Comprehensive Income                                    $ 544         $ 209
                                                        =====         =====


SVB FINANCIAL SERVICES, INC.
STATEMENTS OF CASH FLOW
For the Period Ended March 31,                             2001          2000
                                                       -----------    -----------
                                                       (Unaudited)    (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                              $    337       $    274
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                    105             95
Depreciation and Amortization                                144            131
(Accretion)/Amortization of Securities Discount               (5)             5
Gains on the Sale of Loans                                   (31)           (66)
Increase in Other Assets                                    (171)          (238)
Increase in Other Liabilities                                222            196
Decrease in Unearned Income                                  (18)           (27)
                                                        --------       --------
Net Cash Provided By Operating Activities                    583            370
                                                        --------       --------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                  (289)        (1,697)
Proceeds from Maturities of Securities
   Available for Sale                                      3,967          1,511
   Held to Maturity                                          656          1,072
Purchases of Securities
   Available for Sale                                       (505)          (993)
   Held to Maturity                                       (5,022)            --
   Equity Securities                                         (60)            --
Increase in Loans, Net                                    (6,213)        (6,168)
Capital Expenditures                                        (481)          (236)
                                                        --------       --------
Net Cash Used for Investing Activities                    (7,947)        (6,511)
                                                        --------       --------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                            2,664          6,604
Net Increase in Savings Deposits                           1,175          1,172
Net Increase/(Decrease) in Money Market Deposits           2,338           (277)
Net Increase in Time Deposits                             14,165          8,705
Decrease in Fed Funds Purchased                             (325)            --
Decrease in Obligation Under Capital Lease                    (2)            (1)
Proceeds from the Issuance of Common Stock, Net               --             65
Purchases of Common Stock, Net                               (11)            --
                                                        --------       --------
Net Cash Provided by Financing Activities                 20,004         16,268
                                                        --------       --------

Increase in Cash and Cash Equivalents                     12,640         10,127
Cash and Cash Equivalents, Beginning of Year               8,358          9,428
                                                        --------       --------
Cash and Cash Equivalents, End of Year                  $ 20,998       $ 19,555
                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                  $  2,408       $  1,791

                                                        ========       ========
Cash Paid During the Year for Federal Income Taxes      $     23       $     50
                                                        ========       ========

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 with authorized capital of 10,000,000 shares of $4.17 par value common stock. On September 3, 1996, the Company acquired 100 percent of the shares of Somerset Valley Bank (the "Bank") by exchanging 6 shares of its Common Stock for each 5 shares of the Bank. This exchange has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, which resulted in no changes to the underlying carrying amounts of assets and liabilities. Effective April 16, 1998, the Company declared a 2 for 1 stock split, resulting in a $2.09 par value common stock. Effective November 19, 1999 and November 21, 2000, the Company paid 5% stock dividends. All financial statements have been restated to reflect this.

           The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

           The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter- company accounts and transactions have been eliminated.

2. Loans

         At March 31, 2001 and December 31, 2000 the composition of outstanding loans is summarized as follows:

                                          March 31,    December 31,
                                            2001          2000
                                          --------      --------
(in thousands)
Secured by Real Estate:
   Residential Mortgage                   $ 56,822      $ 55,357
   Commercial Mortgage                      59,151        57,223
   Construction                             14,621        12,561
Commercial and Industrial                   32,956        33,429
Loans to Individuals for Automobiles         8,354         8,583
Loans to Individuals                        13,227        11,721
Other Loans                                    302           344
                                          --------      --------
                                          $185,433      $179,218
                                          ========      ========


         There were no loans restructured during 2001 or 2000. Loans past due 90 days or more and still accruing totaled $1,000 at March 31, 2001. There were no loans past due 90 days or more and still accruing at December 31, 2000. Loans in a non-accrual status totaled $390,000 at March 31, 2001 and $482,000 at December 31, 2000.

3. Allowance for Loan Losses

         The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                                   Three Months
                                                       Ended        Year Ended
                                                      March 31,    December 31,
                (in thousands)                          2001          2000
                                                   ------------    ----------
                Balance January 1,                  $   1,823      $  1,550
                Provision Charged to Operations           105           375
                Charge Offs                               (34)         (137)
                Recoveries                                  5            35
                                                    -----------    ----------
                Balance End of Period               $   1,899      $  1,823
                                                    ===========    ==========

4. New Accounting Pronouncement


         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively SFAS No. 133). No adjustment was required as a result of the adoption of SFAS No. 133.

         In September 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaced SFAS No. 125. The adoption of this statement had no impact on the Company's consolidated financial statements.



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

Non Banking Products and Affiliations

           The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement will allow the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, five Bank employees are licensed to sell insurance. There are also two on site employees of International Planning Alliance available to assist customers.

           Additionally, the Company has entered into an agreement with National Discount Brokers to provide an Internet link that enables our customers to carry out discounted trading from our web site. The Company shares in revenue based on the number of users as well as transaction volume.

Results of Operation

           Net income for the first three months of 2001 was $337,000, an increase of $63,000 or 23% as compared to the same period in 2000. Earnings per share-Basic were $.11 in 2001 and $.09 in 2000. Earnings per share- Diluted were $.11 in 2001 and $.09 in 2000.

           A detailed discussion of the major components of net income follows:

Net Interest Income

           Net interest income for the first three months of 2001 was $2.5 million compared to $2.3 million in 2000, an increase of $243,000 or 11%.

           Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first three months of 2001 were $241.5 million, an increase of $43.9 million or 22% from the same period last year. Loans averaged $184.3 million during the three months of 2001, an increase of $29.5 million from the first quarter last year. The increase in loan balances caused interest income to increase $620,000. Security investments averaged $39.6 million, an increase of $8.0 million from the same period last year. The yield on loans increased from 8.86% in 2000 to 8.91% for the first quarter of 2001. The increase in yield caused interest income on loans to increase $17,000. Overall, interest income increased $879,000. The yield on earning assets was 8.28% for 2001 and 8.24% for 2000. All effects of the 150 basis points decrease in the prime rate during the first quarter have not transpired. Also, the average yield on interest bearing time deposits was 6.88% for the first three months of 2001 and 5.86% for the same period last year.

           The overall cost of interest-bearing liabilities increased from 4.27% to 4.77%. Total interest bearing deposits increased $38.1 million during the first three months of 2001 to $201.9 million of which time deposits accounted for 68% of the increase. The increase in deposits caused interest expense to increase $425,000.

           An increase in rates paid on deposits, most notably certificates of deposits caused interest expense to increase $211,000. Overall, interest expense increased $636,000 and the cost of funding earning assets increase from 3.55% in 2000 to 4.00% in 2001.

           The net result of the change in net interest income for the first three months of 2001 versus the first three months of 2000 was an increase of $243,000. The net interest margin decreased from a 4.69% to a 4.28% as a result of the impact of the interest rate reduction by the Federal Reserve have a greater initial impact on earning assets than on interest-bearing liabilities.

Provision for Loan Losses

           The provision for loan losses was $105,000 in the first three months of 2001 as compared to $95,000 in the first three months of 2000. The increase in provision can be attributed to growth in loans of $26.1 million since March 31, 2000. Overall, loan quality improved as depicted by the reduction in non-accrual loans from $482,000 at December 31, 2000 to $390,000 at March 31, 2001.

Other Income

           The Company has continued to place an emphasis on improving its fee income.

           During the first three months of 2001, total other income increased $38,000 or 16% over the same period in 2000. Service charges on deposit accounts increased $58,000 or 47% from 2000. The growth in the number of commercial and consumer checking accounts and increases in service charge pricing attributed to this increase. Overdraft fees and foreign transaction fees at the Company's ATM machines increased for 95% and 58% over last year's service charges, respectively.

           Gains on the sale of SBA loans decreased $35,000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year. Fees related to the servicing of SBA loans as described increased 30% over the same period for last year.

           Other income increased $15,000 or 28% compared to 2000, primarily a result of increased safe deposit rents and insurance sales.

Other Expense

           Other expenses for the three months ended March 31, 2001 increased $171,000 or 8% from the same period in 2000. Total assets have grown $39.6 million or 18% since March 31, 2000. Because of the growth in assets, the Company has had to hire additional personnel. These additions coupled with normal salary increases caused salary and benefits expense to increase $96,000 or 10% from the same period last year. Rent on our soon to be opened Edison Branch and increased depreciation on other facilities resulted in a $44,000 or 15% increase in occupancy costs. Equipment expense increased $11,000 due to increased depreciation and maintenance costs.

Financial Condition
March 31, 2001 compared to December 31, 2000

           Total assets increased $20.8 million or 9% from December 31, 2000. Total loans increased $6.2 million. Loans secured by real estate represented $5.5 million of the increase. Loans to individuals showed a $1.5 million increase. Offsetting this, commercial and industrial loans and loans to individuals for automobiles decreased $500,000 and $200,000, respectively.

           Deposits increased $20.3 million or 9% during the first quarter of 2001. Most categories of deposits improved during the period with certificates of deposits $100,000 and greater growing by $8.8 million. Certificates of deposit of less than $100,000 grew $5.4 million. The Company has remained competitive in the pricing of its certificates of deposits during the current downward rate trend.

           Investment securities increased $1.3 million.

Asset Quality

           The Company had $1,000 in loans past due 90 days or more and still accruing as of March 31, 2001. There were no loans pas due 90 days or more and still accruing as of December 31, 2000.

           Loans in a non-accrual status totaled $390,000 at March 31, 2001 and $482,000 at December 31, 2000 and represented .21% of total loans as of March 31, 2001 and .27% as of December 31, 2000.

           The Company had no other real estate owned at March 31, 2001.

Allowance for Loan Losses

           The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management determines the adequacy of the allowance on a monthly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for all commercial loans based upon a risk rating assigned to the loan, an allowance for homogeneous types of loans such as consumer installment loans, residential mortgage loans and home equity loans, and an additional allowance for loans deemed to be impaired and an unallocated portion. The Company consistently applies the following comprehensive methodology.

           All commercial loans are assigned a two digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its nine year history, the Company has very little commercial loan loss history, the amount of the allowance is based on the experience of management and their judgement with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

           The allowance for homogenous loans is established based on a number of factors, including current economic conditions and the loss experience with these types of loans as well as Management's judgement.

           Loans are deemed to be impaired if they are 60 days or more past due for principal or interest or are in a non-accrual status. If there is insufficient collateral to pay the amount of the loan an allowance is determined over and above the required by the risk rating by taking the difference between the carrying amount of the loan and the present value of expected future cash flows discounted at the loans current rate less any amounts already established by the risk rating.

           The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

           Since all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

           A loan is placed in a non-accrual status at the time when ultimate collectability of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.

           At March 31, 2001, the allowance for loans losses was $1,899,000 and represented 1.02% of total loans and 486.92% of non-performing loans compared to an allowance for loan losses at December 31, 2000 of $1,823,000 or 1.02% of total loans and 378.22% of non-performing loans at December 31, 2000.

           Charge-offs for the first three months of 2001 totaled $34,000 compared to $137,000 for the year ended December 31, 2000.

Capital Resources

           Total Shareholders' Equity was $17,899,000 at March 31, 2001 compared to $17,366,000 at December 31, 2000.

           Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   March 31,       December 31,
                                                     2001             2000
                                                  -----------      -----------
Total Capital to Risk Weighted Assets                9.61%            9.68%
Tier I Capital to Risk Weighted Assets               8.64%            8.71%
Leverage Ratio                                       6.59%            7.31%

Liquidity

           Cash and Cash Equivalents totaled $21.0 million at March 31, 2001 an increase of $12.6 million, since December 31, 2000.

           The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $20.0 million. Certificate of deposits and demand deposits experienced the largest increases for the three month period of $14.2 million and $2.7 million respectively.

           An increase in loans and purchases of investment securities resulted in net cash used for investing activities of $7.9 million.

ITEM 3 - MARKET RISK

           The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

           Please refer to pages 30-32 "Interest Rate Sensitivity Analysis" in the 2000 Annual Report. There has been no material changes in market risk since the date of that report.

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

Item 2     -         Changes in Securities
                     None.

Item 3     -         Defaults upon Senior Securities
                     None.

Item 4     -         Submission of Matters to a Vote of Security Holders
                     Proxies were mailed to shareholders of the Company on March
                     29, 2001 for the Annual Meeting of Shareholders on April
                     26, 2001. The purpose was the election of three of the thirteen Directors for a term of three years.

                     Following are the results of the voting: The following
                               candidates were nominated for a term to continue to the 2004 Annual Meeting.

                                              Votes For         Votes Withheld
                     Bernard Bernstein        2,305,191             182,793
                     Robert P. Corcoran       2,304,090             183,894
                     Raymond L. Hughes        2,305,191             182,793

Item 5     -         Other Information
                     On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF. On March 31, 2001, the closing bid of the Company's common stock was $9.00 per share.

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

              (b)    Form 8-K
                     There has been no Form 8-K filed during the first quarter of 2001.


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




                                             SVB FINANCIAL SERVICES, INC.
                                             ----------------------------
                                             (Registrant)




Dated:     May 4, 2001                       By:     /s/  Keith B. McCarthy
                                                     ------------------------
                                                     Keith B. McCarthy
                                                     Executive Vice President
                                                     Chief Accounting Officer