Form 10QSB
period 2001-06-30
SVB FINANCIAL SERVICES INC
filed 2001-08-08
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                        Commission File Number: 000-22407
                                                ---------

                          SVB Financial Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                           22-3438058
-------------------------------                             -------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

70 East Main Street, Somerville, New Jersey                         08876
-------------------------------------------                       ----------
(Address of principal executive officers)                         (Zip Code)

                                 (908) 541-9500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [ X ] Yes          [   ] No

As of August 1, 2001 there were 3,148,626 shares of common stock, $2.09 par value outstanding.

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

ITEM 3 - Defaults Upon Senior Securities

ITEM 4 - Submission of Matters to a Vote of Security Holders

ITEM 5 - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K


SIGNATURES


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                                     June 30,       December 31,
June 30, 2001 and December 31, 2000                                               2001            2000
                                                                                ---------------------------
                                                                                        (Unaudited)
(in thousands)
ASSETS
Cash & Due from Banks                                                           $  12,123       $   8,280
Federal Funds Sold                                                                 20,915              --
Other Short Term Investments                                                           43              78
                                                                                ---------------------------
Total Cash and Cash Equivalents                                                    33,081           8,358
                                                                                ---------------------------

Interest Bearing Time Deposits                                                      8,465           8,075

Securities
   Available for Sale, at Fair Value                                               23,366          32,464
   Held to Maturity  (Fair Value $26,138 in 2001 and $6,362 in 2000)               26,123           6,337
   Equity Securities                                                                  899             839
                                                                                ---------------------------
Total Securities                                                                   50,388          39,640
                                                                                ---------------------------

Loans                                                                             188,064         179,218
   Allowance for Loan Losses                                                       (1,961)         (1,823)
   Unearned Income                                                                   (150)           (144)
Net Loans                                                                         185,953         177,251
                                                                                ---------------------------
Premises & Equipment, Net                                                           5,136           4,844
Other Assets                                                                        3,539           3,462
Total Assets                                                                    $ 286,562       $ 241,630
                                                                                ===========================

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                                         $  38,591       $  34,749
   NOW Accounts                                                                    49,267          35,088
Savings                                                                            20,724          16,696
Money Market Accounts                                                              27,748          22,826
Time
   Greater than $100,000                                                           23,654          17,072
   Less than $100,000                                                             104,543          95,953
Total Deposits                                                                    264,527         222,384
                                                                                ---------------------------

Other Borrowings                                                                    2,000             325
Obligation Under Capital Lease                                                        422             426
Other Liabilities                                                                   1,158           1,129
                                                                                ---------------------------
Total Liabilities                                                                 268,107         224,264
                                                                                ---------------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                                            6,581           6,490
   Shares Authorized; 3,148,626 Shares in 2001 and
   2,946,556 Shares in 2000 Issued and Outstanding
Additional Paid-in Capital                                                          7,550           7,483
Retained Earnings                                                                   4,223           3,454
Accumulated Other Comprehensive Income (Loss)                                         101             (61)
                                                                                ---------------------------
Total Shareholders' Equity                                                         18,455          17,366
                                                                                ---------------------------
Total Liabilities and Shareholders' Equity                                      $ 286,562       $ 241,630
                                                                                ===========================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                           For the Three Months Ended       For the Six Months Ended
For the Period Ended June 30,                                 2001              2000            2001           2000
                                                          ---------------------------------------------------------------
                                                            (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
(in thousands)
INTEREST INCOME
Loans                                                         $4,017           $3,716           $8,063           $7,126
Securities Available for Sale                                    369              419              866              814
Securities Held to Maturity                                      245               70              353              143
Dividends on Equity Securities                                    10               10               21               20
Other Short Term Investments                                       1                1                2                1
Interest Bearing Time Deposits                                   140              106              279              194
Federal Funds Sold                                               169               66              295              139
                                                              ------           ------           ------           ------
Total Interest Income                                          4,951            4,388            9,879            8,437
                                                              ------           ------           ------           ------

INTEREST EXPENSE
Deposits                                                       2,279            1,875            4,650            3,610
Other Borrowings                                                   4               --                4               --
Obligation Under Capital Lease                                     9                9               18               18
                                                              ------           ------           ------           ------
Total Interest Expense                                         2,292            1,884            4,672            3,628
                                                              ------           ------           ------           ------

Net Interest Income                                            2,659            2,504            5,207            4,809
PROVISION FOR LOAN LOSSES                                         90               85              195              180
                                                              ------           ------           ------           ------
Net Interest Income after Provision For Loan Losses            2,569            2,419            5,012            4,629
                                                              ------           ------           ------           ------

OTHER INCOME
Service Charges on Deposit Accounts                              196              136              377              258
Gains on the Sale of Loans                                        56                6               87               72
Other Income                                                      93               57              162              112
                                                              ------           ------           ------           ------
Total Other Income                                               345              199              626              442
                                                              ------           ------           ------           ------

OTHER EXPENSE
Salaries and Employee Benefits                                 1,111            1,034            2,204            2,031
Occupancy Expense                                                325              312              669              612
Equipment Expense                                                122              127              240              234
Other Expenses                                                   667              602            1,308            1,223
                                                              ------           ------           ------           ------
Total Other Expense                                            2,225            2,075            4,421            4,100
                                                              ------           ------           ------           ------

Income Before Provision for Income Taxes                         689              543            1,271              971
Provision for Income Taxes                                       257              206              448              360
                                                              ------           ------           ------           ------
Net Income                                                    $  432           $  337           $  769           $  611
                                                              ======           ======           ======           ======

EARNINGS PER SHARE - Basic (1)                                $ 0.14           $ 0.10           $ 0.25           $ 0.20
                                                              ======           ======           ======           ======
EARNINGS PER SHARE - Diluted (1)                              $ 0.14           $ 0.10           $ 0.24           $ 0.19
                                                              ======           ======           ======           ======

(1)  Amounts have been restated for stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended June 30,

                                                            For the Three Months Ended        For the Six Months Ended
                                                               2001           2000             2001             2000
                                                            -----------    -----------      -----------      -----------
                                                            (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
(in thousands)
Net Income                                                    $ 432          $ 337            $ 769              $ 611
Other Comprehensive Income, Net of Tax
   Unrealized (Losses)/Gains Arising in the Period              (45)            68              162                  3
                                                              -----          -----            -----              -----
Comprehensive Income                                          $ 387          $ 405            $ 931              $ 614
                                                              =====          =====            =====              =====


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended June 30,                                       2001           2000
                                                                -----------    ------------
                                                                (Unaudited)     (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                       $    769         $    611
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                             195              180
Depreciation and Amortization                                         287              280
Amortization of Securities Discount                                     2                5
Gains on the Sale of Loans                                            (87)             (72)
Increase in Other Assets                                             (168)            (491)
Increase in Other Liabilities                                          29               94
Increase/(Decrease) in Unearned Income                                  6              (11)
                                                                 --------         --------
Net Cash Provided By Operating Activities                           1,033              596
                                                                 --------         --------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                           (390)          (1,803)
Proceeds from Maturities of Securities
   Available for Sale                                              12,639            1,954
   Held to Maturity                                                 1,913            1,093
Purchases of Securities
   Available for Sale                                              (3,288)          (2,991)
   Held to Maturity                                               (21,708)            (475)
   Equity Securities                                                  (60)              --
Increase in Loans, Net                                             (8,816)         (12,517)
Capital Expenditures                                                 (572)            (323)
                                                                 --------         --------
Net Cash Used for Investing Activities                            (20,282)         (15,062)
                                                                 --------         --------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                                    18,021           14,369
Net Increase in Savings Deposits                                    4,028            1,112
Net Increase in Money Market Deposits                               4,922              939
Net Increase in Time Deposits                                      15,172            6,053
Decrease in Federal Funds Purchased                                  (325)              --
Increase in Other Borrowings                                        2,000               --
Decrease in Obligation Under Capital Lease                             (4)              (3)
Proceeds from the Issuance of Common Stock, Net                       173               66
Purchase of Common Stock, Net                                         (15)              --
                                                                 --------         --------
Net Cash Provided by Financing Activities                          43,972           22,536
                                                                 --------         --------

Increase in Cash and Cash Equivalents                              24,723            8,070
Cash and Cash Equivalents, Beginning of Year                        8,358            9,428
                                                                 --------         --------
Cash and Cash Equivalents, End of Period                         $ 33,081         $ 17,498
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                           $  4,695         $  3,592
                                                                 ========         ========
Cash Paid During the Year for Federal Income Taxes               $    453         $    395
                                                                 ========         ========

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 for the sole purpose of becoming the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank incorporated in 1990. The Bank has one subsidiary Somerset Valley Investment Company, Inc., which manages an investment portfolio.

               The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

               The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter- company accounts and transactions have been eliminated.

2. Loans

               At June 30, 2001 and December 31, 2000 the composition of outstanding loans is summarized as follows:

                                                       June 30,   December 31,
                                                         2001        2000
                                                       --------    --------
               (in thousands)
               Secured by Real Estate:
                  Residential Mortgage                 $ 57,547    $ 55,357
                  Commercial Mortgage                    61,017      57,223
                  Construction                           18,104      12,561
               Commercial and Industrial                 32,575      33,429
               Loans to Individuals for Automobiles       8,037       8,583
               Loans to Individuals                       9,878      11,721
               Other Loans                                  906         344
                                                       --------    --------
                                                       $188,064    $179,218
                                                       ========    ========


               Loans totaling $160,000 were restructured during July of 2001 There were no loans restructured during 2000. There were no loans past due 90 days or more and still accruing at June 30, 2001 or December 31, 2000. Loans in non-accrual status totaled $624,000 at June 30, 2001 and $482,000 at December 31, 2000.

 3.            Allowance for Loan Losses

               The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                    Six Months
                                                       Ended        Year Ended
                                                      June 30,      December 31,
               (in thousands)                           2001            2000
                                                      -------         -------
               Balance January 1,                     $ 1,823         $ 1,550
               Provision Charged to Operations            195             375
               Charge Offs                                (70)           (137)
               Recoveries                                  13              35
                                                      -------         -------
               Balance End of Period                  $ 1,961         $ 1,823
                                                      =======         =======

4. Guaranteed Preferred Beneficial Interest in Corporation Subordinated
   Debentures

               In June 2001, the Company signed a letter of intent to participate in a pooled institutional placement of trust preferred securities arranged by First Tennessee Securities Corporation, a subsidiary of First Tennessee Bank N.A. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. Dividend payments will be paid quarterly at an initial rate of 7.29%. This subordinated debenture will be redeemed in the year 2031.

               The intention of this trust is to increase the Company's regulatory capital.

5.             New Accounting Pronouncement

               On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

               On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

Non Banking Products and Affiliations

               The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement allows the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, five Bank employees are licensed to sell insurance. There is also an on-site employee of International Planning Alliance available to assist customers.

               Additionally, the Company has entered into an agreement with National Discount Brokers to provide an Internet link that enables our customers to carry out discounted trading from our web site. The Company shares in revenue based on the number of users as well as transaction volume.

               The Company has entered into a service agreement with Aurora Financial Group, Inc. to provide origination/processing and closing services for residential mortgage loans. The Company sells mortgage loans to Aurora Financial Group, Inc. on a non-recourse basis and receives fee income. An employee of Aurora Financial Group, Inc. is on-site for these purposes.

Results of Operation

               Net income for the first six months of 2001 was $769,000, an increase of $158,000 or 26% as compared to the same period in 2000. Earnings per share-Basic were $.25 in 2001 and $.20 in 2000. Earnings per share- Diluted were $.24 in 2001 and $.19 in 2000.

               A detailed discussion of the major components of net income follows:

Net Interest Income

               Net interest income for the first six months of 2001 was $5.2 million compared to $4.8 million in 2000, an increase of $398,000 or 8%.

               Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first six months of 2001 were $248.7 million, an increase of $46.4 million or 23% from the same period last year. Loans averaged $186.2 million during the six months of 2001, an increase of $26.9 million from last year. The increase in loan balances caused interest income to increase $1.1 million. Security investments averaged $41.2 million, an increase of $9.4 million from the same period last year. The yield on loans decreased from 9.00% in 2000 to 8.73% in 2001. The decrease in yield caused interest income on loans to decrease $196,000. The yield on earning assets was 8.01% for 2001 and 8.39% for 2000. The effects of the 275 basis points decrease in the prime rate this year are reflected in the yield. Overall, interest income increased $1.4 million.

               The overall cost of interest-bearing liabilities increased from 4.34% to 4.53%. Total interest-bearing deposits increased $39.7 million during the first six months of 2001 to $208.0 million of which time deposits accounted for 72% of the increase. The increase in deposits caused interest expense to increase $921,000. An increase in rates paid on deposits, most notably certificates of deposits caused interest expense to increase $119,000. The Company has remained competitive in the pricing of its certificates of deposit during the current downward rate trend. Overall, interest expense increased $1.0 million and the cost of funding earning assets increased from 3.61% in 2000 to 3.79% in 2001.

               The net result of the change in net interest income for the first six months of 2001 versus the first half of 2000 was an increase of $398,000. The net interest margin decreased from a 4.78% to a 4.22% as a result of the impact of the interest rate reductions by the Federal Reserve which have a greater initial impact on earning assets than on interest-bearing liabilities for the Bank.

Provision for Loan Losses

               The provision for loan losses was $195,000 in the first six months of 2001 as compared to $180,000 in the first six months of 2000. The increase in provision is based on the Company's most recent analysis and can mostly be attributed to growth in loans of $22.4 million since June 30, 2000.

Other Income

               The Company has continued to place an emphasis on improving its fee income.

               During the first six months of 2001, total other income increased $184,000 or 42% over the same period in 2000. Service charges on deposit accounts increased $119,000 or 46% from 2000. The growth in the number of commercial and consumer checking accounts and increases in service charge pricing contributed to this increase. Overdraft fees and foreign transaction fees at the Company's ATM machines increased 84% and 47% over last year's service charges, respectively, and were the primary contributors to the increase.

               Gains on the sale of total loans increased $15,000 or 21% from the same period 2000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year. Fees related to the servicing of SBA loans as described increased 15% over the same period for last year.

               Other income increased $50,000 or 45% compared to 2000, primarily a result of increased mortgage processing fees, which represent $32,000 or 64% of this increase. Safe deposits rents increased $8,000 as a result of the additional branch offices.

Other Expense

               Other expenses for the six months ended June 30, 2001 increased $321,000 or 8% from the same period in 2000. Total assets have grown $57.2 million or 25% since June 30, 2000. Because of the growth in assets, the Company has had to hire additional personnel. These additions coupled with normal salary increases caused salary and benefits expense to increase $173,000 or 9% from the same period last year. Rent on our recently opened Edison branch and increased depreciation on other facilities resulted in a $57,000 or 9% increase in occupancy costs. Equipment expense increased $6,000 due to increased depreciation and maintenance costs. Other expense increased $85,000 or 7%, due to increased insurance expense and FDIC assessment.

Financial Condition
June 30, 2001 compared to December 31, 2000

               Total assets increased $44.9 million or 19% from December 31, 2000. Total loans increased $8.8 million. Loans secured by real estate increased $11.5 million. While other loans also showed an increase of $600,000, all other categories showed a decrease. Loans to individuals, commercial and industrial loans and loans to individuals for automobiles decreased $1.8 million, $900,000 and $500,000, respectively.

               Deposits increased $42.1 million or 19% during the first six months of 2001. All categories of deposits improved during the period with certificates of deposits and NOW accounts growing by $15.2 million and $14.2 million, respectively. The Company has remained competitive in the pricing of its certificates of deposits during the current downward rate trend. The Company believes it has benefited from the decline in the stock market causing consumers to move funds into insured instruments. It has also benefited from the recent merger of Fleet Bank and Summit Bank.

               Investment securities grew $10.7 million since December 31, 2000 as a result of deposit growth out pacing loan growth.

Asset Quality

               There were no loans past due 90 days or more and still accruing as of June 30, 2001 and December 31,
2000.

               Loans in a non-accrual status totaled $624,000 at June 30, 2001 and $482,000 at December 31, 2000 and represented .33% of total loans as of June 30, 2001 and .27% as of December 31, 2000.

               Loans considered to be impaired totaled $616,000 at June 30, 2001, a valuation reserve of $155,000 is attributed to these loans.

               The Company had no other real estate owned at June 30, 2001.

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

               All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its nine-year history, the Company has very little commercial loan loss history, the amount of the allowance is based on the experience of management and their judgement with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

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

               At June 30, 2001, the allowance for loans loss was $1,961,000 and represented 1.04% of total loans and 314.26% of non-performing loans compared to an allowance for loan losses at December 31, 2000 of $1,823,000 or 1.02% of total loans and 378.22% of non-performing loans at December 31, 2000.

               Charge-offs for the first six months of 2001 totaled $70,000 compared to $137,000 for the year ended December 31, 2000.

Capital Resources

               Total Shareholders' Equity was $18,455,000 at June 30, 2001 compared to $17,366,000 at December 31, 2000.

               Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                June 30,    December 31,
                                                  2001         2000
                                                --------     --------
Total Capital to Risk Weighted Assets            9.41%        9.68%
Tier I Capital to Risk Weighted Assets           8.45%        8.71%
Leverage Ratio                                   6.47%        7.31%

Liquidity

               Cash and Cash Equivalents totaled $33.1 million at June 30, 2001 an increase of $24.7 million, since December 31, 2000.

               The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $44.0 million. Demand deposits and certificate of deposits experienced the largest increases for the six-month period of $18.0 million and $15.2 million, respectively.

               An increase in loans and purchases of investment securities resulted in net cash used for investing activities of $20.3 million.

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
                             -----------------
                             On July 6, 1998, the common stock of the Company began trading on the Nasdaq National Market, under the trading symbol SVBF. On June 30, 2001, the closing bid of the Company's common stock was $9.00 per share.

                             Effective in July 1999, the Company has a web site and can be located on www.somersetvalleybank.com.

Item 6         -             Exhibits and Reports on Form 8-K
                             --------------------------------
                  (a)        Exhibits
                             --------
                             None

                  (b)        Form 8-K
                             There has been no Form 8-K filed during the six months of 2001.

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




                                     SVB FINANCIAL SERVICES, INC.
                                     ----------------------------
                                     (Registrant)




Dated: August 8, 2001                 By: /s/ Keith B. McCarthy
                                         --------------------------
                                         Keith B. McCarthy
                                         Executive Vice President
                                         Chief Accounting Officer