Form 10QSB
period 2001-09-30
SVB FINANCIAL SERVICES INC
filed 2001-11-09
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to __________________

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

              (X)     Yes                     (_)     No

As of November 1, 2001 there were 3,315,297 shares of common stock, $2.09 par value outstanding. The number of shares outstanding has been adjusted for a declared stock dividend of 5%. The dividend was declared October 25, 2001, payable November 20, 2001 to all holders of record November 6, 2001.

                          SVB FINANCIAL SERVICES, INC.
                          ----------------------------

                                   FORM 10-QSB

                                      INDEX


PART I   -     FINANCIAL INFORMATION

ITEM 1   -     Financial Statements and Notes to Consolidated Financial
               Statements

ITEM 2   -     Management's Discussion and Analysis of Financial Condition
               and Results of Operations

ITEM 3   -     Market Risk

PART II  -     OTHER INFORMATION

ITEM 1   -     Legal Proceedings

ITEM 2   -     Changes in Securities

ITEM 3   -     Defaults Upon Senior Securities

ITEM 4   -     Submission of Matters to a Vote of Security Holders

ITEM 5   -     Other Information

ITEM 6   -     Exhibits and Reports on Form 8-K


SIGNATURES

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                                     September 30,   December 31,
September 30, 2001 and December 31, 2000                                            2001           2000
(in thousands)                                                                  -------------   ------------
                                                                                 (Unaudited)
ASSETS
Cash & Due from Banks                                                             $  11,606      $   8,280
Federal Funds Sold                                                                   11,410          --
Other Short Term Investments                                                          5,503             78
                                                                                  ---------      ---------
Total Cash and Cash Equivalents                                                      28,519          8,358
                                                                                  ---------      ---------

Interest Bearing Time Deposits                                                        8,668          8,075

Securities
   Available for Sale, at Fair Value                                                 28,014         33,303
   Held to Maturity  (Fair Value $36,100 in 2001 and $6,362 in 2000)                 35,512          6,337
                                                                                  ---------      ---------
Total Securities                                                                     63,526         39,640
                                                                                  ---------      ---------

Loans                                                                               197,354        179,218
   Allowance for Loan Losses                                                         (2,031)        (1,823)
   Unearned Income                                                                     (163)          (144)
                                                                                  ---------      ---------
Net Loans                                                                           195,160        177,251
                                                                                  ---------      ---------

Premises & Equipment, Net                                                             5,067          4,844
Other Assets                                                                          3,699          3,462
                                                                                  ---------      ---------
Total Assets                                                                      $ 304,639      $ 241,630
                                                                                  =========      =========
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                                           $  40,090      $  34,749
   NOW                                                                               47,073         35,088
Savings                                                                              23,939         16,696
Money Market                                                                         32,902         22,826
Time
   Greater than $100,000                                                             32,532         17,072
   Less than $100,000                                                               100,818         95,953
                                                                                  ---------      ---------
Total Deposits                                                                      277,354        222,384
                                                                                  ---------      ---------

Other Borrowings                                                                      2,000            325
Obligation Under Capital Lease                                                          420            426
Subordinated Debentures                                                               4,000           --
                                                                                  ---------      ---------
Total Borrowings                                                                      6,420            751
                                                                                  ---------      ---------

Other Liabilities                                                                     1,581          1,129
                                                                                  ---------      ---------
Total Liabilities                                                                   285,355        224,264
                                                                                  ---------      ---------

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                                              6,599          6,490
   Shares Authorized; 3,157,426 Shares in 2001 and
   3,105,168 Shares in 2000 Issued and Outstanding
Additional Paid-in Capital                                                            7,584          7,483
Retained Earnings                                                                     4,736          3,454
Accumulated Other Comprehensive Income/(Loss)                                           365            (61)
                                                                                  ---------      ---------
Total Shareholders' Equity                                                           19,284         17,366
                                                                                  ---------      ---------
Total Liabilities and Shareholders' Equity                                        $ 304,639      $ 241,630
                                                                                  =========      =========

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                                   For the Three Months Ended       For the Nine Months Ended
For the Period Ended September 30,                                     2001            2000            2001          2000
(in thousands)                                                     -------------   -------------   -------------  -------------
                                                                    (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

INTEREST INCOME
Loans                                                                $ 3,940         $ 3,859          $12,003        $10,985
Securities Available for Sale                                            349             460            1,236          1,294
Securities Held to Maturity                                              410              73              763            216
Other Short Term Investments                                               4               1                6              2
Interest Bearing Time Deposits                                           134             117              413            311
Federal Funds Sold                                                       202              98              497            237
                                                                     -------         -------          -------        -------
Total Interest Income                                                  5,039           4,608           14,918         13,045
                                                                     -------         -------          -------        -------

INTEREST EXPENSE
Deposits                                                               2,194           2,041            6,844          5,651
Other Borrowings                                                          23               1               27              1
Obligation Under Capital Lease                                             9               9               27             27
Subordinated Debentures                                                   49            --                 49           --
                                                                     -------         -------          -------        -------
Total Interest Expense                                                 2,275           2,051            6,947          5,679
                                                                     -------         -------          -------        -------

Net Interest Income                                                    2,764           2,557            7,971          7,366
PROVISION FOR LOAN LOSSES                                                 90              80              285            260
                                                                     -------         -------          -------        -------
Net Interest Income after Provision For Loan Losses                    2,674           2,477            7,686          7,106
                                                                     -------         -------          -------        -------

OTHER INCOME
Service Charges on Deposit Accounts                                      189             147              566            405
Gains on the Sale of Loans                                               115              33              202            105
Other Income                                                              94              63              256            175
                                                                     -------         -------          -------        -------
Total Other Income                                                       398             243            1,024            685
                                                                     -------         -------          -------        -------

OTHER EXPENSE
Salaries and Employee Benefits                                         1,139           1,022            3,343          3,053
Occupancy Expense                                                        349             309            1,018            921
Equipment Expense                                                        121             127              361            361
Other Expenses                                                           636             584            1,944          1,807
                                                                     -------         -------          -------        -------
Total Other Expense                                                    2,245           2,042            6,666          6,142
                                                                     -------         -------          -------        -------

Income Before Provision for Income Taxes                                 827             678            2,044          1,649
Provision for Income Taxes                                               314             255              762            615
                                                                     -------         -------          -------        -------
Net Income                                                           $   513         $   423          $ 1,282        $ 1,034
                                                                     =======         =======          =======        =======

EARNINGS PER SHARE - Basic (1)                                       $  0.15         $  0.12          $  0.39        $  0.31
                                                                     =======         =======          =======        =======
EARNINGS PER SHARE - Diluted (1)                                     $  0.15         $  0.12          $  0.38        $  0.30
                                                                     =======         =======          =======        =======

(1)  Amounts have been restated for stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended September 30,

                                                 For the Three Months Ended      For the Nine Months Ended
                                                     2001          2000             2001             2000
                                                 -----------    -----------      -----------     -----------
(in thousands)                                   (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
Net Income                                         $  513          $  423          $1,282          $1,034
Other Comprehensive Income, Net of Tax
   Unrealized Gains Arising in the Period             264             186             426             189
                                                   ------          ------          ------          ------
Comprehensive Income                               $  777          $  609          $1,708          $1,223
                                                   ======          ======          ======          ======

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended September 30,                              2001                       2000
(in thousands)                                              -------------              -------------
                                                             (Unaudited)                (Unaudited)
OPERATING ACTIVITIES
Net Income                                                    $  1,282                   $  1,034
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                          285                        260
Depreciation and Amortization                                      440                        430
Amortization of Securities Discount                                 39                          3
Gains on the Sale of Loans                                        (202)                      (105)
Increase in Other Assets                                          (467)                      (612)
Increase in Other Liabilities                                      452                        332
Increase in Unearned Income                                         19                         17
                                                              --------                   --------
Net Cash Provided By Operating Activities                        1,848                      1,359
                                                              --------                   --------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                        (593)                    (2,197)
Proceeds from the Sales of Securities                              208                       --
Proceeds from Maturities of Securities
   Available for Sale                                           17,263                      2,535
   Held to Maturity                                              4,520                      1,153
Purchases of Securities
   Available for Sale                                          (11,528)                    (5,982)
   Held to Maturity                                            (33,743)                      (475)
Increase in Loans, Net                                         (18,011)                   (15,993)
Capital Expenditures                                              (652)                      (379)
                                                              --------                   --------
Net Cash Used for Investing Activities                         (42,536)                   (21,338)
                                                              --------                   --------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                                 17,326                      8,327
Net Increase in Savings Deposits                                 7,243                        242
Net Increase/(Decrease) in Money Market Deposits                10,076                     (1,481)
Net Increase in Time Deposits                                   20,325                     17,799
Increase in Other Borrowings                                     1,675                       --
Decrease in Obligation Under Capital Lease                          (6)                        (5)
Increase in Subordinated Debentures                              4,000                       --
Proceeds from the Issuance of Common Stock, Net                    225                         66
Purchase of Common Stock, Net                                      (15)                      --
                                                              --------                   --------
Net Cash Provided by Financing Activities                       60,849                     24,948
                                                              --------                   --------

Increase in Cash and Cash Equivalents                           20,161                      4,969
Cash and Cash Equivalents, Beginning of Year                     8,358                      9,428
                                                              --------                   --------
Cash and Cash Equivalents, End of Period                      $ 28,519                   $ 14,397
                                                              ========                   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                        $  7,016                   $  5,606
                                                              ========                   ========
Cash Paid During the Year for Federal Income Taxes            $    453                   $    620
                                                              ========                   ========

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 for the sole purpose of becoming the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank incorporated in 1990. SVB Bald Eagle Statutory Trust I, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary Somerset Valley Investment Company, Inc., which manages an investment portfolio.

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter- company accounts and transactions have been eliminated.

2.   Loans

     At September 30, 2001 and December 31, 2000 the composition of outstanding loans is summarized as follows:

                                          September 30,     December 31,
                                              2001             2000
                                            --------         --------
(in thousands)
Secured by Real Estate:
   Residential Mortgage                     $ 61,606         $ 55,357
   Commercial Mortgage                        70,903           57,223
   Construction                               20,005           12,561
Commercial and Industrial                     27,651           33,429
Loans to Individuals for Automobiles           7,527            8,583
Loans to Individuals                           9,471           11,721
Other Loans                                      191              344
                                            --------         --------
                                            $197,354         $179,218
                                            ========         ========


     Loans totaling $160,000 were restructured during July of 2001. There were no loans restructured during 2000. There were loans totaling $2,000 past due 90 days or more and still accruing at September 30, 2001. There were no loans past due 90 days or more and still accruing at December 31, 2000. Loans in non accrual status totaled $609,000 at September 30, 2001 and $482,000 at December 31, 2000.

3.   Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                         Nine Months
                                            Ended          Year Ended
                                         September 30,     December 31,
(in thousands)                               2001             2000
                                           --------         --------
Balance January 1,                         $ 1,823          $ 1,550
Provision Charged to Operations                285              375
Charge Offs                                    (98)            (137)
Recoveries                                      21               35
                                           -------          -------
Balance End of Period                      $ 2,031          $ 1,823
                                           =======          =======

4.   Guaranteed  Preferred  Beneficial  Interest  in  Corporation   Subordinated
     Debentures

     The Company participates in a pooled institutional placement of trust preferred securities arranged by First Tennessee Securities Corporation, a subsidiary of First Tennessee Bank N.A. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. Dividend payments will be paid quarterly at an initial rate of 7.29%. This subordinated debenture will be redeemed in the year 2031.

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

     The Company has reentered into a service agreement with Aurora Financial Group, Inc. to provide origination/processing and closing services for residential mortgage loans. The Company sells mortgage loans to Aurora Financial Group, Inc. on a non-recourse basis and receives fee income. An employee of Aurora Financial Group, Inc. is on-site for these purposes.

Results of Operation
--------------------

     Net income for the first nine months of 2001 was $1,282,000, an increase of $248,000 or 24% as compared to the same period in 2000. Earnings per share-Basic were $.39 in 2001 and $.31 in 2000. Earnings per share-Diluted were $.38 in 2001 and $.30 in 2000. Earnings per share have been restated for stock dividends.

     A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

     Net interest income for the first nine months of 2001 was $8.0 million compared to $7.4 million in 2000, an increase of $605,000 or 8%.

     Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first nine months of 2001 were $259.4 million, an increase of $53.5 million or 26% from the same period last year. Loans averaged $188.1 million during the nine months of 2001, an increase of $26.3 million from last year. The increase in loan balances caused interest income to increase $1.6 million. Security investments averaged $46.1 million, an increase of $13.8 million from the same period last year.

     The yield on loans decreased from 9.07% in 2000 to 8.53% in 2001. The decrease in yield caused interest income on loans to decrease $583,000. The yield on earning assets was 7.69% for 2001 and 8.46% for 2000. The effects of the 350 basis points decrease in the prime rate this year are reflected in the yield. Overall, interest income increased $1.9 million.

     The overall cost of interest-bearing liabilities decreased from 4.44% during 2000 to 4.28% this year. Total interest-bearing deposits increased $45.9 million during the first nine months of 2001 to $216.8 million of which time deposits accounted for 63% of the increase. The increase in deposits caused interest expense to increase $1.4 million. A decline in rates paid on all types of deposits, most notably certificates of deposits and money market accounts caused interest expense to decrease $244,000. Overall, interest expense increased $1.2 million and the cost of funding earning assets decreased from 3.68% in 2000 to 3.58% in 2001.

     The net result of the change in net interest income for the first nine months of 2001 versus the same period of 2000 was an increase of $654,000. The net interest margin decreased from a 4.78% to a 4.11% as a result of the impact of the interest rate reductions by the Federal Reserve which have a greater initial impact on earning assets than on interest-bearing liabilities for the Bank.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $285,000 in the first nine months of 2001 as compared to $260,000 during the first nine months of 2000. The increase in provision is based on the Company's most recent analysis and can mostly be attributed to growth in loans of $28.2 million since September 30, 2000.

Other Income
------------

     The Company has continued to place an emphasis on improving its fee income.

     During the first nine months of 2001, total other income increased $339,000 or 49% over the same period in 2000. Service charges on deposit accounts increased $161,000 or 40% from 2000. The growth in the number of commercial and consumer checking accounts and increases in service charge pricing contributed to this increase. Overdraft fees and foreign transaction fees at the Company's ATM machines increased 63% and 49% over last year's service charges, respectively, and were the primary contributors to the increase.

     Gains on the sale of total loans increased $97,000 or 92% from the same period in 2000. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year. Fees related to the servicing of SBA loans as described increased $7,000 or 11% over the same period for last year.

     Other income increased $81,000 or 46% compared to 2000, primarily a result of increased mortgage processing fees, which represent $37,000 or 46% of this increase. Safe deposits rents increased $12,000 as a result of the additional branch offices. These boxes are usually free for the first year in a new branch. During 2001, the Bernards and Aberdeen offices completed their one year anniversaries.

Other Expense
-------------

     Other expenses for the nine months ended September 30, 2001 increased $524,000 or 9% from the same period in 2000. Total assets have grown $72.0 million or 31% since September 30, 2000. Because of the growth in assets, the Company has had to hire additional personnel. These additions coupled with normal salary increases caused salary and benefits expense to increase $290,000 or 9% from the same period last year. Rent on our recently opened Edison branch and increases in depreciation expenses from Edison and other facilities resulted in a $97,000 or 11% increase in occupancy costs. Equipment expense was $361,000 for 2001 as well as 2000. Other expense increased $137,000 or 8%, due to increased insurance, FDIC assessment and website development and usage expenses.

Financial Condition
September 30, 2001 compared to December 31, 2000
------------------------------------------------

     Total assets were $304.6 million at September 30, 2001 increasing $63.0 million or 26% from December 31, 2000. Total loans increased $18.1 million. Loans secured by real estate grew by $27.4 million. All other loan categories showed a decrease. Commercial and industrial loans, loans to individuals and loans to individuals for automobiles decreased $5.8 million, $2.3 million and $1.1 million, respectively. Other loans also showed a decrease of $153,000.

     Deposits increased $55.0 million or 25% during the first nine months of 2001. All categories of deposits improved during the period with certificates of deposits and NOW accounts growing by $20.3 million and $12.0 million, respectively. The Company has remained competitive in the pricing of its certificates of deposits during the current downward rate trend. The Company believes it has benefited from the decline in the stock market causing consumers to move funds into insured instruments. It continues to benefit from the recent merger of Fleet Bank and Summit Bank.

     Investment securities grew $23.9 million since December 31, 2000 as a result of deposit growth outpacing loan growth.

Asset Quality
-------------

     There were loans totaling $2,000 past due 90 days or more and still accruing as of September 30, 2001. There were no loans past due 90 days or more and still accruing as of December 31, 2000.

     Loans in a non-accrual status totaled $609,000 at September 30, 2001 and $482,000 at December 31, 2000 and represented .31% of total loans as of September 30, 2001 and .27% as of December 31, 2000.

     Loans considered to be impaired totaled $732,000 at September 30, 2001, a valuation reserve of $152,000 is attributed to these loans.

     The Company had no other real estate owned at September 30, 2001.

Allowance for Loan Losses
-------------------------

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

     All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its ten-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgement with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

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

     At September 30, 2001, the allowance for loans loss was $2,031,000 and represented 1.03% of total loans and 333.50% of non-performing loans compared to an allowance for loan losses at December 31, 2000 of $1,823,000 or 1.02% of total loans and 378.22% of non-performing loans at December 31, 2000.

     Charge-offs for the first nine months of 2001 totaled $77,000 compared to $137,000 for the year ended December 31, 2000.

Capital Resources
-----------------

     Total Shareholders' Equity was $19,284,000 at September 30, 2001 compared to $17,366,000 at December 31, 2000. Subordinated debentures in the amount of $4 million are also included in the calculation of regulatory capital ratios with certain limitations.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                            September 30,     December 31,
                                                2001             2000
                                              --------         --------
Total Capital to Risk Weighted Assets          10.79%           9.68%
Tier I Capital to Risk Weighted Assets          9.88%           8.71%
Leverage Ratio                                  7.43%           7.31%

     The improvement in the ratios resulted from the issuance of subordinated debentures.

Liquidity
---------

     Cash and Cash Equivalents totaled $28.5 million at September 30, 2001 an increase of $20.2 million, since December 31, 2000.

     The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $60.8 million. Demand deposits and certificate of deposits experienced the largest increases for the nine month period of $20.3 million and $17.3 million, respectively. Four million dollars was provided by subordinated debentures (trust subordinated securities).

     An increase in loans and net purchases of investment securities resulted in net cash used for investing activities of $42.5 million.

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

Item 2   -        Changes in Securities
                  ---------------------
                  None.

Item 3   -        Defaults upon Senior Securities
                  -------------------------------
                  None.

Item 4   -        Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

Item 5   -        Other Information
                  -----------------
                  The common stock of the Company is traded on the Nasdaq
                  National Market, under the trading symbol SVBF. On September
                  30, 2001, the closing bid of the Company's common stock was $9.00 per share.

                  The Company has a web site and can be located at www.somersetvalleybank.com.

Item 6   -        Exhibits and Reports on Form 8-K
                  --------------------------------

            (a)   Exhibits
                  --------
                  None

            (b)   Form 8-K
                  --------
                  There has been no Form 8-K filed during the nine months of 2001.

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


                                          SVB FINANCIAL SERVICES, INC.
                                          ----------------------------
                                          (Registrant)




Dated:   November 1, 2001                 By: /s/ Keith B. McCarthy
                                             ------------------------------
                                                Keith B. McCarthy
                                                Executive Vice President
                                                Chief Accounting Officer