Form 10KSB
period 2001-12-31
SVB FINANCIAL SERVICES INC
filed 2002-03-28
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                            -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to
                                                 ---------------   -------------

                             Commission File Number
                                 --------------
                          SVB Financial Services, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      New Jersey                          22-3438058
----------------------------------------------------------------------------
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)             Identification Number)

   70 East Main Street, Somerville, NJ                       08876
-------------------------------------------                ----------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (908) 541-9500
             -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12 (b) of the Act:
                               Title of Each Class
                               -------------------

                    Name of Each Exchange On Which Registered
                          NASDAQ National Market System
                          -----------------------------

             Securities registered under Section 12 (g) of the Act:
                        Common Stock           $2.09 par value
             ------------------------------------------------------
                                  (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the most recent fiscal year were $21,196,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 13, 2002 was $24,798,527.

         The number of shares of the registrants common stock as of March 13, 2002 was 3,355,301.

         The following documents are incorporated by reference.

               The Annual Report to security holders for the fiscal year ended December 31, 2001.

               The Proxy Statement for the annual meeting of security holders April 25, 2002.

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

         The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 2001, the Bank had total assets of $328.3 million. Based on total deposits as of June 30, 2001, the Bank was ranked 65 of 179 commercial banks and savings banks in New Jersey. In 1996, the Bank opened its first full service branch office in Hillsborough Township, New Jersey. During 1997, the Bank opened a full service branch in Bridgewater Township, New Jersey. In 1998, a banking office staffed by one part-time person was opened at the Arbor Glen Retirement Community in Bridgewater Township, New Jersey and a mini branch with a drive through on Gaston Avenue in Somerville, New Jersey. In 1999, the Bank opened its sixth banking facility, a full service branch in the Borough of Manville. Full service offices were opened in early 2000 located in Aberdeen Township and Bernards Township. In 2001, the Bank opened its ninth full service facility in the Township of Edison.

         The Bank provides a wide range of commercial and consumer banking services.

         Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 2001, the Bank had $297.5 million in deposits and approximately 19,500 deposit accounts.

         The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater Township, Hillsborough Township, Borough of Manville, Aberdeen Township and Edison Township are also areas of significant small and mid-size business activity. The Bernards Township office is located in a large residential development. Small and medium sized businesses, professionals and real estate developers make up the primary focus of the Bank's lending efforts. The Bank is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

         Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

         Residential mortgages are currently written by the Bank with a three, five or ten-year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long term fixed rate mortgages are originated through a third party on a fee for closed loans basis.

         As of December 31, 2001, the Bank had approximately 3,600 loans of all types totaling $209.6 million.

         Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, traveler's cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has nine ATM machines and the Bank is a member of the MAC, PLUS, and NYCE networks.

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

         The Bank has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement allows the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, licensed in-house professionals are available to meet with clients regarding these products, including Bank employees licensed to sell insurance.


Market Area
         The Bank's market area is primarily Somerset County which is located midway between New York and Philadelphia. Somerset County is considered an affluent suburban area with significant commercial and residential activity. A number of large national firms such as ATT, Metropolitan Life, Aventis Pharmaceuticals and Johnson and Johnson companies locate their offices in Somerset County. As of June 30, 2001, there were $4.5 billion in deposits in Somerset County. The county is crisscrossed by five major highways including interstate Routes 78 and 287 and U.S. Routes 22, 202 and 206, adding to its desirability as a commercial center. A large regional shopping mall is located in Bridgewater Township with several small shopping centers located throughout the county. Bridgewater has also experienced significant commercial development in an area where Routes 22, 202 and 287 meet.

         During 2001, the Bank opened an office in Edison Township located in Middlesex County. This is an area of significant commercial and residential activity. As of June 30, 2001, there was $24.8 billion in deposits in Middlesex County.

         A branch office is located in Aberdeen Township in Monmouth County. As of June 30, 2001, there was $9.9 billion in deposits in Monmouth County.

         The Bank also obtains business from adjacent counties of Hunterdon, Mercer and Morris.

Competition
         All phases of the Bank's business are highly competitive. As of June 30, 2001 (the latest date for which figures are available), Somerset County had 25 FDIC insured banks and saving banks with 104 offices. The Bank was ranked 7 of 25 in terms of total deposits, with 5.61% of the Somerset County market. Somerset County has experienced significant merger activity in recent years. Most recently the state's largest bank, Summit, merged with Fleet, a Northeast super regional bank with locations in New Jersey. This merger will result in the closing of several branch locations throughout the Bank's market area. A possibility exists that there will be competition for acquisition of these branches. Such competition could come from not only New Jersey financial institutions but, under recent amendments to New Jersey banking statutes, also from out-of-state and foreign banks as well, thereby increasing competition.

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

         By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank's current lending limit is $2.8 million.

Employees
         At December 31, 2001, the Company employed 86 full time and 22 part time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan. During 1999, the Company established a Supplemental Executive Retirement Plan, which covers three of the Company's executive officers.

ITEM 2.           DESCRIPTION OF PROPERTY.
         The Company presently owns no properties. The Bank leases its banking facilities at 103 West End Avenue and a facility at 117 West End Avenue in Somerville from a partnership consisting of, among others, all but one of the Company's Directors. The lease for 103 West End Avenue expires in July of 2006, but contains three five-year renewal options allowing the Bank to extend the lease. The lease for 117 West End Avenue expires in 2003. The lease for 103 West End Avenue, was reviewed by both the FDIC and the Department of Banking prior to the Bank's opening to determine that the terms of the lease are comparable to those the Bank would receive in an arms length transaction with an unaffiliated third party. Neither the FDIC nor the Department of Banking objected to the terms of the lease. The office space at 117 West End Avenue is also leased at such comparable terms.

         The Hillsborough office located at 649 Route 206 Belle Mead, New Jersey, is leased from an unaffiliated partnership and the lease expires 2003 with two five-year renewal options. This branch is being relocated during the second quarter of 2002 to Nelson's Corner Shopping Center at the intersection of Route 206 and Amwell Road, Hillsborough Township, New Jersey, which is leased from an unaffiliated partnership. The lease for the Nelson's Corner location expires in 2011 with a ten-year option to renew.

         The Bridgewater office located at 481 North Bridge Street, Bridgewater, New Jersey, is leased from an unaffiliated partnership and the lease expires in 2027, with an initial five-year term lease with five five-year renewal options.

         The Gaston Avenue office is located at 91 North Gaston Avenue, Somerville, New Jersey. The Company owns the building and the land is leased with a lease expiring in 2006 from an unaffiliated third party.

         The Arbor Glen office located at 100 Monroe Street, Bridgewater, New Jersey, has a lease from an unaffiliated third party with a term of five years expiring in 2006, with two five-year renewal options.

         The Manville office located at 40 North Main Street, Manville, New Jersey has a lease on the land from an unaffiliated third party. The lease expires in 2023, with an initial ten-year renewal option and five additional five-year renewal options.

         The Aberdeen office is located at 231 State Highway 34, Matawan, New Jersey. The land lease has an initial term of ten years and five year options through 2033 from an unaffiliated third party.

         The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years, expiring in 2013, with three five-year renewal options.

         The Edison office is located at 1959 Oak Tree Road, Edison, New Jersey and is leased from an unaffiliated third party. The term of the lease is seven years, expiring in 2006, with four five-year renewal options.

         The Bank's Executive Offices and Operations Center are located at 70 East Main Street, Somerville, New Jersey. This office space is leased from an unaffiliated third party. The lease has an initial term of five years, expiring in 2004, with three five-year renewal options.

         The Bank has a lease for the following Bank site which will open during 2002:

         The Warren branch will be located at 34 Mountain Boulevard, Building C, Warren, New Jersey and is leased from a partnership, which consists of among others one of the Company's directors, Mr. Donald Sciaretta. The initial term is ten years, expiring in 2012, with two five-year renewal options.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 2001.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.
          The common stock of the Company is traded on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for 2001 and 2000:

                                                       2001                               2000
                                            ----------------------------------------------------------
                                              High             Low              High              Low
                                            -------           -----             -----            -----
                  First Quarter             $ 8.92           $8.21             $9.08            $8.10
                  Second Quarter            $ 9.29           $8.33             $8.63            $7.77
                  Third Quarter             $ 9.52           $8.81             $8.42            $7.66
                  Fourth Quarter            $10.75           $8.61             $8.39            $7.66

         There are approximately 415 registered holders of the Company's common stock.

         The Company paid a 5% stock dividend annually since 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for the growth of the Bank.

         Additional information incorporated by reference on page 15 of the Company's 2001 Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This information is incorporated by reference from the Company's 2001 Annual Report to Shareholders on pages 22-35 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to the information contained in this report, the following is provided:

SUMMARY OF NET INTEREST INCOME

                                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
($ in thousands)                                2001                               2000                             1999
                                    ------------------------------    ----------------------------     ----------------------------
                                      AVERAGE  AVERAGE                 AVERAGE   AVERAGE               AVERAGE    AVERAGE
                                      BALANCE   RATE      INTEREST     BALANCE     RATE    INTEREST     BALANCE     RATE   INTEREST
                                      -------   ----      --------     -------     ----    --------     -------     ----   --------
ASSETS:
Federal Funds Sold                  $  15,281    3.58%    $   555    $   5,478     6.25%    $   348   $   6,159      5.00%  $   308
Other Short Term Investments            1,577    2.41%         38           54     5.56%          3         216      4.63%       10
Interest Bearing Time Deposits          8,680    6.29%        546        6,918     6.48%        448       5,719      5.49%      314
Securities
  Available for Sale                   27,739    5.74%      1,592       28,818     6.24%      1,799      25,599      5.70%    1,482
  Held to Maturity                     24,124    5.24%      1,264        4,747     6.28%        298       8,931      5.72%      511
                                    ---------    -----    -------    ---------    ------    -------   ---------     ------  -------
Total Securities                       51,863    5.51%      2,856       33,565     6.25%      2,097      34,530      5.77%    1,993
Loans (1)                             192,047    8.26%     15,872      164,875     9.13%     15,049     137,150      8.59%   11,787
                                    ---------    -----    -------    ---------    ------    -------   ---------     ------  -------
Total Interest Earning Assets         269,448    7.37%     19,867      210,890     8.51%     17,945     183,774      7.84%   14,412
Cash and Due from Banks                10,345                            9,295                            9,064
Allowance for Loan Losses              (1,955)                          (1,672)                          (1,337)

Premises and Equipment, Net             5,079                            4,824                            3,380
Other Assets                            3,412                            2,983                            2,337
                                    ---------                         --------                         --------
Total Assets                        $ 286,329                         $226,320                         $197,218
                                     =========                        =========                        ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Deposits
   Savings                          $  22,154    2.81%    $   622    $  17,190     2.86%    $   492   $  14,998      2.91%  $   437
   Money Market                        28,988    3.05%        883       24,882     3.62%        900      22,695      3.31%      751
   NOW                                 44,400    1.85%        822       32,489     2.43%        788      24,656      2.35%      579
   Time                               126,184    5.15%      6,493      100,028     5.75%      5,755      85,044      5.03%    4,281
                                    ---------    -----    -------    ---------    ------    -------   ---------     ------  -------
Total Interest Bearing Deposits       221,726    3.98%      8,820      174,589     4.54%      7,935     147,393      4.10%    6,048
Federal Funds Purchased                     4        -          -           12     8.33%          1         142      5.63%        8
FHLB Advances                           1,440    4.11%         60            -         -          -           -          -        -
Obligation Under Capital Lease            422    8.53%         36          429     8.39%         36         435      8.51%       37
Subordinated Debentures                 1,687    6.66%        114            -         -          -           -          -        -
                                    ---------    -----    -------    ---------    ------    -------   ---------     ------  -------
Total Interest Bearing Liabilities    225,279    4.01%      9,030      175,030     4.55%      7,972     147,970      4.12%    6,093
Demand Deposits                        41,236                           34,316                           33,765
Cost to Fund Earning Assets                      3.35%                             3.78%                             3.31%
Other Liabilities                       1,429                              987                              733
Shareholders' Equity                   18,385                           15,987                           14,750
                                    ---------                         --------                         --------
Total Liabilities and Shareholders  $ 286,329                         $226,320                         $197,218
                                    ==========                        ========                         ========

 Equity
Net Interest Income                                       $10,837                            $9,973                          $8,319
                                                          =======                            ======                          ======
Net Interest Margin (2)                          4.02%                             4.73%                             4.53%
                                                 ====                              =====                             =====

(1) Non-accrual loans are included in the Average Loan Balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2) Net interest margin is defined as net interest income divided by total average earning assets.

The following table presents the approximate changes in net interest income attributable to either a change in volume or a change in rate.

                                                YEARS ENDED DECEMBER 31,                       YEARS ENDED DECEMBER 31,
                                                     2001 VS 2000                                    2000 VS 1999
                                               INCREASE (DECREASE) DUE TO                      INCREASE (DECREASE) DUE TO
                                                     CHANGES IN:                                     CHANGES IN:
                                       ---------------------------------------        ----------------------------------------
($ in thousands)                       VOLUME           RATE            TOTAL          VOLUME           RATE            TOTAL
                                       -------         -------         -------         -------         -------         -------
Increase (Decrease) in
Interest Income:
Federal Funds Sold ............        $   403         $  (196)        $   207         $   (28)        $    68         $    40
Other Short Term Investments ..             38              (3)             35              (7)           --                (7)
Interest Bearing Time Deposits             111             (13)             98              72              62             134
Securities
  Available for Sale ..........            (66)           (141)           (207)            190             127             317
  Held to Maturity ............          1,023             (57)            966            (268)             55            (213)
                                       -------         -------         -------         -------         -------         -------
Total  Securities .............            957            (198)            759             (78)            182             104
Loans .........................          2,331          (1,508)            823           2,496             766           3,262
                                       -------         -------         -------         -------         -------         -------
Total Interest Income .........          3,840          (1,918)          1,922           2,455           1,078           3,533
                                       -------         -------         -------         -------         -------         -------

Interest Expense:
Deposits
   Savings ....................            139              (9)            130              63              (8)             55
   Money Market ...............            137            (154)            (17)             76              73             149
   NOW ........................            247            (213)             34             189              20             209
   Time .......................          1,392            (654)            738             814             660           1,474
                                       -------         -------         -------         -------         -------         -------
Total Interest Bearing Deposits          1,915          (1,030)            885           1,142             745           1,887
Federal Funds Purchased .......             (1)           --                (1)             (7)           --                (7)
FHLB Advances .................             60            --                60              (1)           --                (1)
Subordinated Debentures .......            114            --               114            --              --              --
                                       -------         -------         -------         -------         -------         -------
Total Interest Expense ........          2,088          (1,030)          1,058           1,134             745           1,879
                                       -------         -------         -------         -------         -------         -------
Change in Net Interest Income .        $ 1,752         $  (888)        $   864         $ 1,321         $   333         $ 1,654
                                       =======         =======         =======         =======         =======         =======


The following table sets forth the amortized cost and estimated fair values of securities in the investment portfolios as of December 31, 2001, 2000 and 1999.

                                                2001                        2000                           1999
                                     -----------------------       ----------------------         ----------------------

                                     AMORTIZED         FAIR        AMORTIZED        FAIR          AMORTIZED       FAIR
(in thousands)                         COST            VALUE         COST           VALUE           COST          VALUE
                                      -------        -------        -------        -------        -------        -------
AVAILABLE FOR SALE:
U.S. Government Agency .......        $13,171        $13,402        $19,276        $19,273        $14,249        $13,891
Securities
Mortgage-Backed Securities (1)         12,602         12,694         11,983         11,918         11,596         11,248
Other  Securities ............          2,910          2,956          2,136          2,112          2,135          2,077
                                      -------        -------        -------        -------        -------        -------
                                      $28,683        $29,052        $33,395        $33,303        $27,980        $27,216
                                      =======        =======        =======        =======        =======        =======
HELD TO MATURITY:
U.S. Treasury Securities .....        $  --          $  --          $  --          $  --          $   501        $   500
U.S. Government Agency .......         25,343         25,662          4,242          4,249          3,750          3,681
Securities
Mortgage-Backed Securities (1)         14,075         14,070          1,549          1,568            871            860
Other Securities .............          2,091          2,097           --             --             --             --
Municipal Securities .........           --             --              546            545           --             --
                                      -------        -------        -------        -------        -------        -------
                                      $41,509        $41,829        $ 6,337        $ 6,362        $ 5,122        $ 5,041
                                      =======        =======        =======        =======        =======        =======


(1) With regard to mortgage-backed securities, the Company does not hold any private issue CMOs. There was not one issuer where the aggregate book value or aggregate market value exceeds ten percent of shareholders' equity.

The following table summarizes the Company's loan portfolio as of December 31, 2001, 2000, 1999, 1998 and 1997.



(in thousands)                                    2001           2000          1999         1998           1997
                                               ---------      ---------     ---------     ---------     ---------
Secured by Real Estate:
   Residential Mortgage ............           $  67,598      $  55,357     $  41,727     $  30,577     $  33,249
   Commercial Mortgage .............              75,905         57,223        48,349        42,703        29,793
   Construction ....................              21,438         12,561        11,943         6,256         4,852
Commercial & Industrial(1) .........              28,105         33,429        32,628        22,308        20,889
Loans to Individuals for Automobiles               6,640          8,583         7,907        10,298        12,177
Loans to Individuals ...............               9,249         11,721        10,062         8,864         4,969
Other Loans ........................                 657            344           535           468           541
                                               ---------      ---------     ---------     ---------     ---------
                                               $ 209,592      $ 179,218     $ 153,151     $ 121,474     $ 106,470
                                               =========      =========     =========     =========     =========

      (1) The Company's commercial loans are not concentrated within a single industry or group of related industries.

The following table summaries the composition of the Company's non-performing assets as of the dates indicated:

                                                                   DECEMBER 31,
                                             --------------------------------------------------------
($ in thousands)                             2001         2000         1999         1998         1997
                                             ----         ----         ----         ----         ----
Non-performing assets (1):
Non-accruing loans
   Commercial and Construction ......        $103         $316         $599         $ 56          $--
   Real Estate ......................         209          149           --           --           --
   Installment ......................         198           17           93           40           63
                                             ----         ----         ----         ----         ----
      Total non-accrual loans .......         510          482          692           96           63
Restructured loans ..................         301          --            --           --           --
                                             ----         ----         ----         ----         ----
      Total non-performing loans ....         811          482          692           96           63
                                             ----         ----         ----         ----         ----
Other real estate owned .............          --           --           --           --           --
                                             ----         ----         ----         ----         ----
      Total non-performing assets ...        $811         $482         $692         $ 96         $ 63
                                             ====         ====         ====         ====         ====
Loans past due 90 days or more (2) ..         $--          $--          $--         $  5          $--
                                             ====         ====         ====         ====         ====
Non-performing loans to total loans .        0.39%        0.27%        0.45%        0.08%        0.06%
Non-performing assets to total assets        0.25%        0.20%        0.34%        0.05%        0.04%
Allowance for loan losses to ........      260.30%      378.22%      223.99%     1,261.46%   1,558.73%
    non-performing loans


(1) Non-performing assets excludes loans past due 90 days or more and still accruing.

(2)  Loans past due 90 days or more and still accruing.


The following table depicts an approximate allocation of the allowance for loan losses as of the dates indicated:


                                                                  DECEMBER 31,
                -----------------------------------------------------------------------------------------------------------------
                        2001                   2000                   1999                     1998                   1997
                -------------------    ------------------     ---------------------      -------------------     ----------------
                             % OF                   % OF                      % OF                     % OF                % OF
                             LOANS                 LOANS                      LOANS                    LOANS               LOANS
($ in                          TO                    TO                         TO                       TO                  TO
thousands)                   TOTAL                 TOTAL                      TOTAL                    TOTAL               TOTAL
                ------      ------     ------     ------       ------        ------       ------      ------      ----    ------
Commercial      $1,892       60.17%    $1,612      57.78%      $1,345         60.67%      $  986       58.67%     $728     64.37%
  (including
Construction &
Development)
Real Estate         74       32.25%        53      30.89%          57         27.25%          41       25.17%       47     21.69%
Installment        145        7.58%       158      11.33%         148         12.08%         184       16.16%      207     13.94%
                 ------      ------     ------     ------       ------        ------       ------      ------      ----    ------
                $2,111      100.00%    $1,823     100.00%      $1,550        100.00%      $1,211      100.00%     $982    100.00%
                ======      ======     ======     ======       ======        ======       ======      ======      ====    ======

The following table summarizes the activity in the allowance for possible loan losses for the period indicated:


                                                            YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
($ in thousands)                         2001          2000           1999         1998          1997
                                       -------       -------       -------       -------       -------
Balance, January 1 ...............     $ 1,823       $ 1,550       $ 1,211       $   982       $   783
Loans charged off
   Commercial and Construction ...          (3)          (21)         --            --             (34)
   Real Estate ...................        --             (12)         --            --            --
   Installment ...................        (106)         (104)         (115)          (80)          (52)
                                       -------       -------       -------       -------       -------
      Total charge offs ..........        (109)         (137)         (115)          (80)          (86)
                                       -------       -------       -------       -------       -------
Recoveries of loans previously
charged off
   Commercial and Construction ...        --            --            --               8          --
   Real Estate ...................        --            --            --            --            --
   Installment ...................          32            35            14             1             5
                                       -------       -------       -------       -------       -------
      Total recoveries ...........          32            35            14             9             5
                                       -------       -------       -------       -------       -------
Net Loans charged off ............         (77)         (102)         (101)          (71)          (81)
                                       -------       -------       -------       -------       -------
Provision charged to expense .....         365           375           440           300           280
                                       -------       -------       -------       -------       -------
Balance, December 31 .............     $ 2,111       $ 1,823       $ 1,550       $ 1,211       $   982
                                       =======       =======       =======       =======       =======
Net charge offs as a percentage of
average loans ....................         .04%          .06%          .07%          .06%          .09%
Allowance for loan losses to total        1.01%         1.02%         1.01%         1.00%          .92%
loans
Allowance for loan losses to non-       260.30%       378.22%       223.99%      1,261.46%     1,558.73%
performing loans



Following is the average balances and rates paid on deposits for the periods indicated:


                                                    YEARS ENDED DECEMBER 31,

                                  2001                        2000                        1999
                       ----------------------       -----------------------     -----------------------
                       AVERAGE        AVERAGE       AVERAGE         AVERAGE      AVERAGE        AVERAGE
($ in thousands)       BALANCE         RATE         BALANCE          RATE        BALANCE         RATE
                      --------         ----        --------         ----        --------         ----
Demand .....          $ 41,236           --        $ 34,316           --        $ 33,765           --
Savings ....            22,154         2.81%         17,190         2.86%         14,998         2.91%
Money Market            28,988         3.05%         24,882         3.62%         22,695         3.31%
NOW ........            44,400         1.85%         32,489         2.43%         24,656         2.35%
Time .......           126,184         5.15%        100,028         5.75%         85,044         5.03%
                      --------         ----        --------         ----        --------         ----
                      $262,962         3.35%       $208,905         3.80%       $181,158         3.34%
                      ========         ====        ========         ====        ========         ====


ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 4-20 of the 2001 Annual Report to Shareholders.


                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by this item is incorporated by reference from pages 2-5 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 10.         EXECUTIVE COMPENSATION.
          This information required by this item is incorporated by reference from pages 6-8 under the caption "Executive Compensation" of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.
          The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          This information required by this item is incorporated by reference from page 9 under the caption "Transactions with Related Persons" of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                 FORM 8-K.

         (a)     Financial Statements and Financial Statement Schedules

          The following documents are filed as part of this report:

1.              Financial Statements of SVB Financial Services, Inc.

                Consolidated Balance Sheets - December 31, 2001 and 2000

                Consolidated Statements of Income - Years Ended December 31,
                    2001 and 2000

                Consolidated Statements of Changes in Shareholders' Equity and
                    Comprehensive Income - Years Ended December 31, 2001 and
                    2000

                Consolidated Statements of Cash Flows - Years Ended December
                    31, 2001 and 2000

                Report of Independent Accountants

          These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2001.

2. All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.              Exhibits

                 Exhibit
                 Number                    Description
                 ------    -----------------------------------------------------
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

                   10.3 SVB Financial Services, Inc. Restated Incentive Stock Option Plan (3)

                   10.4     Somerset Valley Bank Deferred Compensation Plan

                   10.5 SVB Financial Services, Inc. 2000 Incentive Stock Option Plan (4)

                   10.6 SVB Financial Services, Inc. 2000 Directors Stock Option Plan (5)

                   10.7 SVB Financial Services, Inc. 2001 Advisory Board Stock Grant Plan (6)

                   13       Annual Report to Security-Holders

                   20       Proxy Statement for the 2002 Annual Meeting of
                            Shareholders

                   23       Consent of Independent Certified Public Accountants

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

                         (2) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66131.

                         (3) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66165.

                         (4) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40778.

                         (5) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40754.

                         (6) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-76948.

(b)              Reports on Form 8-K

                               A Form 8-K was filed on October 29, 2001 under
                               Item 5 "5% Stock Dividend" payable November 20, 2001 to holders of record November 6, 2001.

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


                                              /s/Keith B. McCarthy
                                              --------------------
                                              Keith B. McCarthy
                                              Principal Financial Officer and
                                              Principal Accounting Officer
March 21, 2002



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Capacity                         Date
-----------------------------------------------------------------------------


/s/John K. Kitchen       Director and Chairman of the Board    March 21, 2002
------------------
John K. Kitchen


/s/Robert P. Corcoran   President and Chief Executive Officer  March 21, 2002
---------------------   and Director
Robert P. Corcoran


/s/Keith B. McCarthy    Chief Operating Officer and            March 21, 2002
--------------------    Treasurer
Keith B. McCarthy


/s/Bernard Bernstein    Director                               March 21, 2002
--------------------
Bernard Bernstein


Raymond L. Hughes       Director
-----------------
Raymond L. Hughes


Willem Kooyker
-----------------       Director
Willem Kooyker

    Signature                Capacity                         Date
-----------------------------------------------------------------------


/s/Frank Orlando            Director                    March 21, 2002
----------------
Frank Orlando


/s/Gilbert E. Pittenger     Director                    March 21, 2002
-----------------------
Gilbert E. Pittenger


/s/Frederick D. Quick       Director                    March 21, 2002
---------------------
Frederick D. Quick


/s/Anthony J. Santye, Jr.   Director                    March 21, 2002
-------------------------
Anthony J. Santye, Jr.


/s/G. Robert Santye         Director                    March 21, 2002
-------------------
G. Robert Santye


/s/Donald Sciaretta         Director                    March 21, 2002
-------------------
Donald Sciaretta


/s/Herman C. Simonse        Director                    March 21, 2002
--------------------
Herman C. Simonse


Donald R. Tourville         Director
----------------------
Donald R. Tourville