Form 10QSB
period 2002-03-31
SVB FINANCIAL SERVICES INC
filed 2002-05-09
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

                           [ X ] Yes               [   ] No

As of May 1, 2002 there were 3,441,222 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                  FORM 10-QSB

                                     INDEX


PART I   -  FINANCIAL INFORMATION

ITEM 1   -  Financial Statements and Notes to Consolidated Financial Statements

ITEM 2   -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

ITEM 3   -  Market Risk

PART II  -  OTHER INFORMATION

ITEM 1   -  Legal Proceedings

ITEM 2   -  Changes in Securities

ITEM 3   -  Defaults Upon Senior Securities

ITEM 4   -  Submission of Matters to a Vote of Security Holders

ITEM 5   -  Other Information

ITEM 6   -  Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1   -  Financial Statements and Notes to Consolidated Financial Statements


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                 March 31,     December 31,
March 31, 2002 and December 31, 2001                          2002           2001
                                                           ----------------------------
(in thousands)                                            (Unaudited)
ASSETS
Cash & Due from Banks                                      $  11,847       $  16,583
Federal Funds Sold                                            16,516           9,585
Other Short Term Investments                                   4,546           5,519
                                                           ----------------------------
Total Cash and Cash Equivalents                               32,909          31,687
                                                           ----------------------------

Interest Bearing Time Deposits                                11,464           9,670

Securities
   Available for Sale, at Fair Value                          38,834          29,052
   Held to Maturity  (Fair Value $49,800 in 2002              49,827          41,509
      and $41,829 in 2001)
                                                           ----------------------------
Total Securities                                              88,661          70,561
                                                           ----------------------------

Loans                                                        216,278         209,592
   Allowance for Loan Losses                                  (2,054)         (2,111)
   Unearned Income                                              (253)           (201)
                                                           ----------------------------
Net Loans                                                    213,971         207,280
                                                           ----------------------------

Premises & Equipment, Net                                      5,494           5,164
Other Assets                                                   4,355           3,943
                                                           ----------------------------
Total Assets                                               $ 356,854       $ 328,305
                                                           ============================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                    $  48,991       $  40,993
   NOW                                                        53,577          56,965
Savings                                                       44,966          35,200
Money Market                                                  44,529          37,131
Time
   Greater than $100,000                                      26,012          26,865
   Less than $100,000                                        105,528         100,320
                                                           ----------------------------
Total Deposits                                               323,603         297,474
                                                           ----------------------------

Other Borrowings                                               7,238           5,747
Obligation Under Capital Lease                                   417             419
Subordinated Debentures                                        4,000           4,000
                                                           ----------------------------
Total Borrowings                                              11,655          10,166
                                                           ----------------------------

Other Liabilities                                              1,339           1,037
                                                           ----------------------------
Total Liabilities                                            336,597         308,677
                                                           ----------------------------

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                       7,051           6,932
   Shares Authorized; 3,373,912 Shares in 2002 and
   3,316,724 Shares in 2001 Issued and Outstanding
Additional Paid-in Capital                                     8,919           8,690
Retained Earnings                                              4,240           3,762
Accumulated Other Comprehensive Income                            40             244
                                                           ----------------------------
Total Shareholders' Equity                                    20,257          19,628
                                                           ----------------------------
Total Liabilities and Shareholders' Equity                 $ 356,854       $ 328,305
                                                           ============================


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                          For the Three Months Ended
For the Period Ended March 31,                                  2002         2001
                                                           --------------------------
                                                            (Unaudited) (Unaudited)
(in thousands)
INTEREST INCOME
Loans                                                         $3,773       $4,046
Securities Available for Sale                                    370          508
Securities Held to Maturity                                      544          108
Other Short Term Investments                                      28            1
Interest Bearing Time Deposits                                   132          139
Federal Funds Sold                                                91          126
                                                           --------------------------
Total Interest Income                                          4,938        4,928
                                                           --------------------------

INTEREST EXPENSE
Deposits                                                       1,807        2,371
Other Borrowings                                                  79           --
Obligation Under Capital Lease                                     9            9
Subordinated Debentures                                           56           --
                                                           --------------------------
Total Interest Expense                                         1,951        2,380
                                                           --------------------------

Net Interest Income                                            2,987        2,548
PROVISION FOR LOAN LOSSES                                        100          105
                                                           --------------------------
Net Interest Income after Provision for Loan Losses            2,887        2,443
                                                           --------------------------

OTHER INCOME
Service Charges on Deposit Accounts                              193          181
Gains on the Sale of Securities Available for Sale, Net            8           --
Gains on the Sale of Loans                                        40           31
Other Income                                                     128           69
                                                           --------------------------
Total Other Income                                               369          281
                                                           --------------------------

OTHER EXPENSE
Salaries and Employee Benefits                                 1,310        1,093
Occupancy Expense                                                383          344
Equipment Expense                                                131          118
Other Expenses                                                   658          641
                                                           --------------------------
Total Other Expense                                            2,482        2,196
                                                           --------------------------

Income Before Provision for Income Taxes                         774          528
Provision for Income Taxes                                       296          191
                                                           --------------------------
Net Income                                                    $  478       $  337
                                                           ==========================

EARNINGS PER SHARE - Basic (1)                                $ 0.14       $ 0.10
                                                           ==========================
EARNINGS PER SHARE - Diluted (1)                              $ 0.14       $ 0.10
                                                           ==========================


(1)  Amounts have been restated for stock dividends.


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended March 31,

                                                      For the Three Months Ended
                                                          2002          2001
                                                     ----------------------------
(in thousands)                                        (Unaudited)   (Unaudited)
Net Income                                              $ 478          $ 337
Other Comprehensive Income, Net of Tax
   Unrealized (Losses)/Gains Arising in the Period       (197)           207
                                                     ----------------------------
Comprehensive Income                                    $ 281          $ 544
                                                     ============================


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended March 31,                                   2002           2001
                                                           ------------------------------
                                                             (Unaudited)    (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                    $    478       $    337
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                          100            105
Depreciation and Amortization                                      153            144
Amortization/(Accretion) of Securities Premium/Discount            110             (5)
Gains on the Sale of Securities
   Available for Sale                                               (8)            --
Gains on the Sale of Loans                                         (40)           (31)
Increase in Other Assets                                          (310)          (171)
Increase in Other Liabilities                                      302            222
Increase/(Decrease) in Unearned Income                              52            (18)
                                                           ------------------------------
Net Cash Provided by Operating Activities                          837            583
                                                           ------------------------------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                      (1,794)          (289)
Proceeds from the Sales of Securities Available for Sale           508             --
Proceeds from Maturities of Securities
   Available for Sale                                            1,833          3,967
   Held to Maturity                                              3,485            656
Purchases of Securities
   Available for Sale                                          (12,454)          (565)
   Held to Maturity                                            (11,873)        (5,022)
Increase in Loans, Net                                          (6,803)        (6,213)
Capital Expenditures                                              (483)          (481)
                                                           ------------------------------
Net Cash Used for Investing Activities                         (27,581)        (7,947)
                                                           ------------------------------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                                  4,610          2,664
Net Increase in Savings Deposits                                 9,766          1,175
Net Increase in Money Market Deposits                            7,398          2,338
Net Increase in Time Deposits                                    4,355         14,165
Increase/(Decrease) in Other Borrowings                          1,491           (325)
Decrease in Obligation Under Capital Lease                          (2)            (2)
Proceeds from the Issuance of Common Stock, Net                    348             --
Purchase of Common Stock, Net                                       --            (11)
                                                           ------------------------------
Net Cash Provided by Financing Activities                       27,966         20,004
                                                           ------------------------------
Increase in Cash and Cash Equivalents                            1,222         12,640
Cash and Cash Equivalents, Beginning of Year                    31,687          8,358
                                                           ------------------------------
Cash and Cash Equivalents, End of Period                      $ 32,909       $ 20,998
                                                           ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                        $  2,015       $  2,408
                                                           ==============================
Cash Paid During the Year for Federal Income Taxes            $    105       $     23
                                                           ==============================


                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 for the sole purpose of becoming the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank incorporated in 1990. SVB Bald Eagle Statutory Trust I, a subsidiary of the Company, was created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary Somerset Valley Investment Company, Inc. During the first quarter of 2002, Somerset Valley Investment Company, Inc. became the parent company of West End One Corp., a company incorporated in the State of Delaware which manages an investment portfolio for the benefit of Somerset Valley Investment Company.

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.   Loans

     At March 31, 2002 and December 31, 2001 the composition of outstanding loans is summarized as follows:

                                                       March 31,  December 31,
                                                         2002         2001
                                                      ----------  ------------
           (in thousands)
           Secured by Real Estate:
              Residential Mortgage                    $ 66,551     $ 67,598
              Commercial Mortgage                       84,760       75,905
              Construction                              22,485       21,438
           Commercial and Industrial                    24,986       28,105
           Loans to Individuals for Automobiles          5,854        6,640
           Loans to Individuals                         11,522        9,249
           Other Loans                                     120          657
                                                      --------     --------
                                                      $216,278     $209,592
                                                      ========     ========

     There were no loans restructured during 2002. Loans totaling $301,000 were restructed as of December 31, 2001. There were loans totaling $38,000 past due 90 days or more and still accruing at March 31, 2002. There were no loans past due 90 days or more and still accruing at December 31, 2001. Loans in non accrual status totaled $461,000 at March 31, 2002 and $510,000 at December 31, 2001.

3.   Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                       Three Months
                                                          Ended           Year Ended
                                                         March 31,        December 31,
                                                           2002               2001
                                                       ------------       ------------
           (in thousands)
           Balance January 1,                            $ 2,111           $ 1,823
           Provision Charged to Operations                   100               365
           Charge Offs                                      (163)             (109)
           Recoveries                                          6                32
                                                       -------------------------------
           Balance End of Period                         $ 2,054           $ 2,111
                                                       ===============================


4.   Guaranteed Preferred Beneficial Interest in Corporation Subordinated
     Debentures

     The Company participates in a pooled institutional placement of trust preferred securities arranged by a third party. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At March 31, 2002, the rate paid on this subordinated debenture based on 3-month LIBOR plus 358 basis points was 5.45% and is adjusted in January, April, July and October.

5.   New Accounting Pronouncement

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company has adopted SFAS No. 14 and SFAS No. 142 and these Statements did not have a material impact on the Company's financial position or results of operations.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The Company has adopted SAB No. 102 and it did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long- lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS No. 144 and it did not have a significant impact on the financial condition or results of the operations of the Company.

     On January 1, 2002, the Company adopted Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Company's financial position or results of operations.



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

Non Banking Products and Affiliations

     The Company has formed a joint venture subsidiary, Somerset Valley Financial LLC, with International Planning Alliance of Somerset, New Jersey. This arrangement allows the Bank to share in revenues through the sale of life insurance, medical insurance, financial planning, executive benefits and retirement products. Currently, certain Bank employees are licensed to sell insurance. There is also an on-site employee of International Planning Alliance available to assist customers.

     The Company has reentered into a service agreement with Aurora Financial Group, Inc. to provide origination/processing and closing services for residential mortgage loans. The Company sells mortgage loans to Aurora Financial Group, Inc. on a non-recourse basis and receives fee income. An employee of Aurora Financial Group, Inc. is on-site for these purposes.

Results of Operation

     Net income for the first three months of 2002 was $478,000, an increase of $141,000 or 42% as compared to the same period in 2001. Earnings per share-Basic were $.14 in 2002 and $.10 in 2001. Earnings per share- Diluted were $.14 in 2002 and $.10 in 2001. Earnings per share have been restated for the stock dividend.

     A detailed discussion of the major components of net income follows:

Net Interest Income

     Net interest income for the first three months of 2002 was $3.0 million compared to $2.5 million in 2001, an increase of $439,000 or 17%.

     Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first three months of 2002 were $333.3 million, an increase of $91.8 million or 38% from the same period last year. Loans averaged $212.9 million during the three months of 2002, an increase of $28.6 million from last year. The increase in loan balances caused interest income to increase $574,000. Investment securities averaged $79.2 million, an increase of $39.6 million or 100% from the same period last year.

     The yield on loans decreased from 8.91% in 2001 to 7.19% in 2002. The decrease in yield caused interest income on loans to decrease $847,000. The yield on earning assets was 6.01% for 2002 and 8.28% for 2001. The effects of the 325 basis points decrease in the prime rate since March 31, 2001 are reflected in the yield. Overall, interest income increased $10,000.

     The overall cost of interest-bearing liabilities decreased from 4.77% during 2001 to 2.78% this year. Total interest-bearing deposits increased $71.3 million during the first three months of 2002 to $273.3 million of which savings deposits and NOW accounts represented 33% and 28% of the increase, respectively. The increase in deposits caused interest expense to increase $487,000. A decline in rates paid on all types of deposits, most notably certificates of deposits and NOW accounts, caused interest expense to decrease $1.1 million. The Bank has made an effort to control its interest cost while remaining competitive. Advances from the FHLB and the subordinated debentures accounted for $7.0 million and $4.0 million, respectively, of the increase in total interest-bearing liabilities.

     The net result of the change in net interest income for the first three months of 2002 versus the same period of 2001 was an increase of $439,000. The net interest margin decreased from 4.28% to 3.63% as a result of the impact of the interest rate reductions by the Federal Reserve.

Provision for Loan Losses

     The provision for loan losses was $100,000 in the first three months of 2002 as compared to $105,000 during the first three months of 2001.

Other Income

     The Company has continued to place an emphasis on improving its fee income.

     During the first three months of 2002, total other income increased $88,000 or 31% over the same period in 2001. Service charges on deposit accounts increased $12,000 or 7% from 2001. The growth in the number of commercial and consumer checking accounts and increases in service charge pricing contributed to this increase. Additionally, income derived from sweep accounts, wire transfer fees and foreign transaction fees at the Company's ATM machines were all above last year's levels.

     The Bank recognized net gains on the sale of securities available for sale of $8,000 during the first quarter of 2002.

     Gains on the sale of total loans increased $9,000 or 29% from the same period in 2001. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year. Fees related to the servicing of SBA loans as described increased $1,000 over the same period for last year.

     Other income increased $59,000 or 86% compared to 2001, primarily a result of increased mortgage processing fees and mortgage servicing fees which increased $17,000 and $21,000, respectively. Commissions on letters of credit also increased $10,000 or 75% from 2001.

Other Expense

     Other expenses for the three months ended March 31, 2002 increased $286,000 or 13% from the same period in 2001. Total assets have grown $94.5 million or 36% since March 31, 2001. Because of the growth in assets, the Company has had to hire additional personnel. In addition, the Company added the Edison office to its branch network since March 31, 2001. These additions coupled with normal salary increases caused salary and benefits expense to increase $217,000 or 20% from the same period last year. Rent on our recently relocated Hillsborough branch and increases in depreciation expense resulted in a $39,000 or 11% increase in occupancy costs. Rent on the former Hillsborough location will be expensed through its lease period ending December 2003. Equipment expense increased $13,000 or 11% from 2001, due to increased computer depreciation and equipment rental expense. Other expense increased $17,000 or 3% from the same period last year as a result of increased computer supplies expense and miscellaneous outside service expense, which increased 91% and 30%, respectively.

Financial Condition
March 31, 2002 compared to December 31, 2001

     Total assets were $356.9 million at March 31, 2002 increasing $28.5 million or 9% from December 31, 2001. Total loans increased $6.7 million. Loans secured by real estate and loans to individuals grew by $8.9 million and $2.3 million, respectively. Commercial and industrial loans and loans to individuals for automobiles decreased $3.1 million and $786,000, respectively. Other loans also showed a decrease of $537,000.

     Deposits increased $26.1 million or 9% during the first three months of 2002. All categories of deposits improved during the period with the exception of NOW accounts and certificates of deposits greater than $100,000. Savings deposits, non-interest bearing demand deposits and money market accounts grew by $9.8 million, $8.0 million and $7.4 million, respectively. While the Company has remained competitive in the pricing of its deposits, market rates have caused certificates of deposit rates to become similar to the savings rates causing a shift in customers to savings accounts and other core deposits.

     Investment securities grew $18.1 million since December 31, 2001 as a result of deposit growth out pacing loan growth.

Asset Quality

     There were loans totaling $38,000 past due 90 days or more and still accruing as of March 31, 2002. There were no loans past due 90 days or more and still accruing as of December 31, 2001.

     Loans in a non-accrual status totaled $461,000 at March 31, 2002 and $510,000 at December 31, 2001 and represented .21% of total loans as of March 31, 2002 and .24% as of December 31, 2001. The balance of existing restructured loans was $294,000 as of March 31, 2002 and $301,000 as of December 31, 2001.

     Loans considered to be impaired totaled $409,000 at March 31, 2002, a valuation reserve of $24,000 is attributed to these loans.

     The Company had no other real estate owned at March 31, 2002.

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

     At March 31, 2002, the allowance for loan losses was $2,054,000 and represented .95% of total loans and 272.05% of non-performing loans compared to an allowance for loan losses at December 31, 2001 of $2,111,000 or 1.01% of total loans and 260.30% of non-performing loans at December 31, 2001.

     Net  charge-offs  for the  first  three  months  of 2002  totaled  $157,000 compared to $77,000 for the year ended December 31, 2001. Most of the first quarter charge-offs for 2002 were concentrated in one loan.

Capital Resources

     Total Shareholders' Equity was $20.3 million at March 31, 2002 compared to $19.6 million at December 31, 2001. Subordinated debentures in the amount of $4 million are also included in the calculation of regulatory capital ratios with certain limitations.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                    March 31,       December 31,
                                                      2002              2001
                                                    ---------       ------------
        Total Capital to Risk Weighted Assets        10.15%           10.39%
        Tier I Capital to Risk Weighted Assets        9.32%            9.50%
        Leverage Ratio                                6.56%            7.86%

     The reduction of the capital ratios was a result of the significant asset growth the Company experienced in the first quarter of 2002. This could necessitate the obtaining of additional capital in 2002.

Liquidity

     Cash and Cash Equivalents totaled $32.9 million at March 31, 2002, an increase of $1.2 million since December 31, 2001.

     The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $28.0 million. Savings deposits and money market deposits experienced the largest increases for the three month period of $9.8 million and $7.4 million, respectively. These increases in deposits were almost offset by net cash used for investing activities of $27.6 million. Investment in securities and loans accounted for $24.3 million and $6.8 million, respectively. The remainder of the increase of cash and cash equivalents was related to operating activities.

ITEM 3 - MARKET RISK

     The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

     Please refer to pages 32-34 "Interest Rate Sensitivity Analysis" in the 2001 Annual Report. There were no changes in the Federal Funds rate or the prime lending rate during the first quarter. The Company did continue to experience the effects of the eleven interest rate decreases totaling 475 basis points in 2001. The Company's net interest margin was 3.80% in the fourth quarter of 2001 and was 3.63% in the first quarter of 2002. The average net interest margin for the calendar years 1999-2001 was 4.43%. There has been no material changes in market risk since December 31, 2001.

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

ITEM 2 -  Changes in Securities
          None.

ITEM 3 -  Defaults upon Senior Securities
          None.

ITEM 4 -  Submission of Matters to a Vote of Security Holders
          Proxies were mailed to shareholders of the Company on March 28, 2002 for the Annual Meeting of Shareholders on April 25, 2002. The purpose was the election of five of the thirteen Directors for a term of three years.

          Following are the results of the voting:

               The following candidates were nominated for a term to continue to the 2005 Annual Meeting.

                                          Votes For             Votes Withheld
                                          ---------             --------------
               Willem Kooyker             2,783,162                    420
               Frank Orlando              2,782,007                  1,575
               Gilbert E. Pittenger       2,782,007                  1,575
               Frederick D. Quick         2,783,162                    420
               Donald Sciaretta           2,783,162                    420

ITEM 5 -  Other Information

          The common stock of the Company is traded on the Nasdaq National Market, under the trading symbol SVBF. On March 31, 2002, the closing bid of the Company's common stock was $13.00 per share.

          The Company has a web site located at www.somersetvalleybank.com.

ITEM 6 -  Exhibits and Reports on Form 8-K
        (a)  Exhibits
             None

        (b)  Form 8-K
             There has been one Form 8-K filed during the three months of 2002.

                   January 22, 2002 - Fourth Quarter Earnings

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SVB FINANCIAL SERVICES, INC.
                                                (Registrant)




Dated:   May 1, 2002                            By: /s/ Keith B. McCarthy
                                                    --------------------------
                                                      Keith B. McCarthy
                                                      Executive Vice President
                                                      Chief Accounting Officer