Form 10QSB
period 2002-06-30
SVB FINANCIAL SERVICES INC
filed 2002-08-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                        [ X ]   Yes         [   ]   No

As of August 1, 2002 there were 3,452,948 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.
                          ----------------------------

                                   FORM 10-QSB

                                      INDEX


PART I   -   FINANCIAL INFORMATION

ITEM 1   -   Financial Statements and Notes to Consolidated Financial Statements

ITEM 2   -   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

ITEM 3   -   Market Risk

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings

ITEM 2   -   Changes in Securities

ITEM 3   -   Defaults Upon Senior Securities

ITEM 4   -   Submission of Matters to a Vote of Security Holders

ITEM 5   -   Other Information

ITEM 6   -   Exhibits and Reports on Form 8-K


SIGNATURES



SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                              June 30,   December 31,
June 30, 2002 and December 31, 2001                        2002        2001
                                                         -----------------------
                                                        (Unaudited)
(in thousands)
ASSETS
Cash & Due from Banks                                   $  17,869     $  16,583
Federal Funds Sold                                         13,068         9,585
Other Short Term Investments                                5,085         5,519
                                                         -----------------------
Total Cash and Cash Equivalents                            36,022        31,687
                                                         -----------------------

Interest Bearing Time Deposits                             12,055         9,670

Securities
 Available for Sale, at Fair Value                         40,910        29,052
 Held to Maturity (Fair Value $52,594 in 2002              52,122        41,509
 and $41,829 in 2001)
                                                         -----------------------
Total Securities                                           93,032        70,561
                                                         -----------------------

Loans                                                     225,409       209,592
 Allowance for Loan Losses                                (2,201)        (2,111)
 Unearned Income                                            (323)          (201)
                                                         -----------------------
Net Loans                                                 222,885       207,280
                                                         -----------------------

Premises & Equipment, Net                                   5,674         5,164
Other Assets                                                4,397         3,943
                                                         -----------------------
Total Assets                                            $ 374,065     $ 328,305
                                                         =======================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
  Non-interest Bearing                                  $  46,472     $  40,993
  NOW                                                      63,001        56,965
Savings                                                    42,713        35,200
Money Market                                               50,864        37,131
Time
  Greater than $100,000                                    20,965        26,865
  Less than $100,000                                      112,538       100,320
                                                         -----------------------
Total Deposits                                            336,553       297,474
                                                         -----------------------

Other Borrowings                                            7,732         5,747
Obligation Under Capital Lease                                415           419
Guaranteed Beneficial Interest in the Corporation
 Subordinated Debentures                                    6,500         4,000
                                                         -----------------------
Total Borrowings                                           14,647        10,166
                                                         -----------------------

Other Liabilities                                           1,247         1,037
                                                         -----------------------
Total Liabilities                                         352,447       308,677
                                                         -----------------------

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                    7,217         6,932
 Shares Authorized; 3,452,948 Shares in 2002 and
 3,316,724 Shares in 2001 Issued and Outstanding
Additional Paid-in Capital                                  9,198         8,690
Retained Earnings                                           4,889         3,762
Accumulated Other Comprehensive Income                        314           244
                                                         -----------------------
Total Shareholders' Equity                                 21,618        19,628
                                                         -----------------------
Total Liabilities and Shareholders' Equity              $ 374,065     $ 328,305
                                                        ========================



SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                     For the Three Months Ended   For the Six Months Ended
For the Period Ended June 30,                             2002            2001         2002           2001
                                                      ------------------------------------------------------
                                                         (Unaudited) (Unaudited)    (Unaudited) (Unaudited)
(in thousands)
INTEREST INCOME
Loans                                                       $ 3,990     $ 4,017       $ 7,763     $ 8,063
Securities Available for Sale                                   426         379           796         887
Securities Held to Maturity                                     586         245         1,130         353
Other Short Term Investments                                     21           1            49           2
Interest Bearing Time Deposits                                  134         140           266         279
Federal Funds Sold                                               58         169           149         295
                                                            ---------------------------------------------
Total Interest Income                                         5,215       4,951        10,153       9,879
                                                            ---------------------------------------------

INTEREST EXPENSE
Deposits                                                      1,731       2,279         3,538       4,650
Other Borrowings                                                 79           4           158           4
Obligation Under Capital Lease                                    9           9            18          18
Subordinated Debentures                                          57          --           113          --
                                                            ---------------------------------------------
Total Interest Expense                                        1,876       2,292         3,827       4,672
                                                            ---------------------------------------------

Net Interest Income                                           3,339       2,659         6,326       5,207
PROVISION FOR LOAN LOSSES                                       135          90           235         195
                                                            ---------------------------------------------
Net Interest Income after Provision for Loan Losses           3,204       2,569         6,091       5,012
                                                            ---------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                             221         196           414         377
Gains on the Sale of Securities Available for Sale, Net          15          --            23          --
Gains on the Sale of Loans                                       83          56           123          87
Other Income                                                    140          93           268         162
                                                            ---------------------------------------------
Total Other Income                                              459         345           828         626
                                                            ---------------------------------------------


OTHER EXPENSE
Salaries and Employee Benefits                                1,346       1,111         2,656       2,204
Occupancy Expense                                               384         325           767         669
Equipment Expense                                               135         122           266         240
Other Expenses                                                  770         667         1,428       1,308
                                                            ---------------------------------------------
Total Other Expense                                           2,635       2,225         5,117       4,421
                                                            ---------------------------------------------

Income Before Provision for Income Taxes                      1,028         689         1,802       1,217
Provision for Income Taxes                                      379         257           675         448
                                                            ---------------------------------------------
Net Income                                                  $   649     $   432       $ 1,127     $   769
                                                            ---------------------------------------------

EARNINGS PER SHARE - Basic (1)                              $  0.19     $  0.13       $  0.33     $  0.24
                                                            =============================================
EARNINGS PER SHARE - Diluted (1)                            $  0.19     $  0.13       $  0.33     $  0.23
                                                            =============================================

(1)  Amounts have been restated for stock dividends.


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended June 30,

                                                         For the Three Months Ended   For the Six Months Ended
                                                                2002        2001           2002        2001
                                                         --------------------------------------------------------
                                                            (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)
(in thousands)

Net Income                                                      $  649       $  432        $1,127       $  769
Other Comprehensive Income, Net of Tax
 Unrealized Gains/(Losses) Arising in the Period                   268         (45)            70          162
                                                         --------------------------------------------------------
Comprehensive Income                                            $  917       $  387        $1,197       $  931
                                                         ========================================================


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended June 30,                                    2002          2001
                                                              ------------------------
                                                              (Unaudited)   (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                     $  1,127    $    769
 Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
Provision for Loan Losses                                           235         195
Depreciation and Amortization                                       310         287
Amortization of Securities Premium                                  231           2
Gains on the Sale of Securities
 Available for Sale, Net                                            (23)         --
Gains on the Sale of Loans                                         (123)        (87)
Increase in Other Assets                                           (491)       (168)
Increase in Other Liabilities                                       210          29
Increase in Unearned Income                                         122           6
                                                               ----------------------
Net Cash Provided By Operating Activities                         1,598       1,033
                                                               ----------------------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                       (2,385)       (390)
Proceeds from the Sale of Securities
 Available for Sale                                               2,529          --
Proceeds from Maturities of Securities
 Available for Sale                                               5,142      12,639
 Held to Maturity                                                10,063       1,913
Purchases of Securities
 Available for Sale                                             (19,484)     (3,348)
 Held to Maturity                                               (20,822)    (21,708)
Increase in Loans, Net                                          (15,839)     (8,816)
Capital Expenditures                                               (820)       (572)
                                                               ----------------------
Net Cash Used for Investing Activities                          (41,616)    (20,282)
                                                               ----------------------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                                  11,515      18,021
Net Increase in Savings Deposits                                  7,513       4,028
Net Increase in Money Market Deposits                            13,733       4,922
Net Increase in Time Deposits                                     6,318      15,172
Decrease in Federal Funds Purchased                                  --        (325)
Increase in Other Borrowings                                      1,985       2,000
Decrease in Obligation Under Capital Lease                           (4)         (4)
Issuance of Guaranteed Beneficial Interest in the Corporation
 Subordinated Debentures                                          2,500          --
Proceeds from the Issuance of Common Stock, Net                     793         173
Purchase of Common Stock, Net                                        --         (15)
                                                               ----------------------
Net Cash Provided by Financing Activities                        44,353      43,972
                                                               ----------------------
Increase in Cash and Cash Equivalents                             4,335      24,723
Cash and Cash Equivalents, Beginning of Year                     31,687       8,358
                                                               ----------------------
Cash and Cash Equivalents, End of Period                       $ 36,022    $ 33,081
                                                               ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash Paid During the Year for Interest                         $  3,898    $  4,695
                                                               ======================
Cash Paid During the Year for Federal Income Taxes             $    625    $    453
                                                               ======================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002 (UNAUDITED)


1. SVB Financial Services, Inc., (the "Company"), a bank holding company, was incorporated on February 7, 1996 for the sole purpose of becoming the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank incorporated in 1990. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary Somerset Valley Investment Company, Inc.
During the first quarter of 2002, Somerset Valley Investment Company, Inc. became the parent company of West End One Corp., a company incorporated in the State of Delaware which manages an investment portfolio for the benefit of Somerset Valley Investment Company.

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.



2.   Loans

     At June 30, 2002 and December 31, 2001 the composition of outstanding loans is summarized as follows:

                                                                  June 30,     December 31,
                                                                    2002          2001
                                                                --------------------------
              (in thousands)
              Secured by Real Estate:
                 Residential Mortgage                            $ 70,560       $ 67,598
                 Commercial Mortgage                               92,687         75,905
                 Construction                                      24,230         21,438
              Commercial and Industrial                            23,689         28,105
              Loans to Individuals for Automobiles                  5,138          6,640
              Loans to Individuals                                  8,774          9,249
              Other Loans                                             331            657
                                                                 -----------------------
                                                                 $225,409       $209,592
                                                                 =======================


     There were no loans restructured during 2002. Loans totaling $301,000 were restructed as of December 31, 2001. There were loans totaling $135,000 past due 90 days or more and still accruing at June 30, 2002. There were no loans past due 90 days or more and still accruing at December 31, 2001. Loans in non accrual status totaled $542,000 at June 30, 2002 and $510,000 at December 31, 2001.

 3.  Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                      Six Months
                                                        Ended             Year Ended
                                                       June 30,           December 31,
                                                          2002               2001
                                                      -----------         ------------
             (in thousands)
              Balance January 1,                      $    2,111          $    1,823
              Provision Charged to Operations                235                 365
              Charge Offs                                   (175)               (109)
              Recoveries                                      30                  32
                                                      -----------         ------------
              Balance End of Period                   $    2,201          $    2,111
                                                      ===========         ============


4.   Guaranteed  Preferred  Beneficial  Interest  in  Corporation   Subordinated
     Debentures

     The Company participates in two pooled institutional placements of trust preferred securities arranged by a third party. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At June 30, 2002, the rate paid on this subordinated debenture of $4 million based on 3-month LIBOR plus 358 basis points was 5.50% and is adjusted in January, April, July and October.

     On June 25, 2002, the Company purchased common stock of SVB Bald Eagle Statutory Trust II and funding of the trust preferred securities took place on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At June 30, 2002, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points was 5.34% and is adjusted in March, June, September and December.

5.   New Accounting Pronouncement

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company has adopted SFAS No. 141 and SFAS No. 142 and these Statements did not have a material impact on the Company's financial position or results of operations.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The Company has adopted SAB No. 102 and it did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance.

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

Results of Operations
---------------------

     Net income for the first six months of 2002 was $1,127,000, an increase of $358,000 or 47% as compared to the same period in 2001. Earnings per share-Basic were $.33 in 2002 and $.24 in 2001. Earnings per share- Diluted were $.33 in 2002 and $.23 in 2001. Earnings per share have been restated for the stock dividend.

      A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

     Net interest income for the first six months of 2002 was $6.3 million compared to $5.2 million in 2001, an increase of $1.1 million or 21%.

     Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first six months of 2002 were $337.9 million, an increase of $89.2 million or 36% from the same period last year. Loans averaged $217.0 million during the six months of 2002, an increase of $30.8 million or 17% from last year. The increase in loan balances caused interest income to increase $1.2 million. Investment securities averaged $84.7 million, an increase of $43.5 million or 105% from the same period last year.

     The yield on loans decreased from 8.73% in 2001 to 7.21% in 2002. The decrease in yield caused interest income on loans to decrease $1.5 million. The yield on earning assets was 6.06% for 2002 and 8.01% for 2001. The effects of the 200 basis points decrease in the prime rate since June 30, 2001 are reflected in the yield. Overall, interest income increased $274,000 as a result of increase in balances.

     The overall cost of interest-bearing liabilities decreased from 4.53% during 2001 to 2.66% this year. Average interest-bearing deposits increased $71.5 million during the first six months of 2002 to $278.8 million. Compared to last year both savings deposits and money market deposits had significant growth increasing 125% and 87%, respectively. The increase in deposits caused interest expense to increase $887,000. A decline in rates paid on all types of deposits, caused interest expense to decrease $2.0 million. The Bank has made an effort to control its interest cost while remaining competitive. Advances from the FHLB and the subordinated debentures accounted for $7.0 million and $4.1 million, respectively, of the increase in total interest-bearing liabilities.

     The increase in interest income and the decrease in interest expense for the first six months of 2002 versus the same period of 2001 caused net interest to increase $1.1 million. The net interest margin decreased from 4.22% to 3.78% as a result of the impact of the interest rate reductions by the Federal Reserve which totaled 475 basis points during 2001.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $235,000 in the first six months of 2002 as compared to $195,000 during the first six months of 2001. The increase in provision is based on the Company's most recent analysis and can mostly be attributed to growth in loans of $37.3 million since June 30, 2001 along with an increase in net charge offs of $65,000 for the comparable periods.

Other Income
------------

     The Company has continued to place an emphasis on improving its fee income.

     During the first six months of 2002, total other income increased $202,000 or 32% over the same period in 2001. Service charges on deposit accounts increased $37,000 or 10% from 2001. The growth in the number of commercial and consumer checking accounts and increases in service charge pricing contributed to this increase. Additionally, income derived from sweep accounts, wire transfer fees and foreign transaction fees at the Company's ATM machines have all increased from last year.

     The Bank recognized net gains on the sale of securities available for sale of $23,000 during the first six months of 2002. No gains were recognized during 2001.

     Gains on the sale of total loans increased $36,000 or 41% from the same period in 2001. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year.

     Other income increased $106,000 or 65% as compared to 2001. Included in this amount is a one time gain of $51,000 resulting from the demutualization of the Company's health insurance provider. Mortgage servicing fees and income from Visa/Master Card increased $24,000 and $9,000, respectively.

Other Expense
-------------

     Other expenses for the first six months ended June 30, 2002 increased $696,000 or 16% from the same period in 2001. Total assets have grown $87.5 million or 31% since June 30, 2001. Because of the growth in assets, the Company has had to hire additional personnel. In addition, the Company added the Edison office to its branch network in May of 2001. These additions, coupled with normal salary increases, caused salary and benefits to increase $452,000 or 21% from the same period last year. Rent on our recently relocated Hillsborough branch and increases in depreciation expense resulted in a $98,000 or 15% increase in occupancy costs. Rent on the former Hillsborough location will be expensed through its lease period ending December 2003. Equipment expense increased $26,000 or 11% from 2001, due to increased computer depreciation and maintenance and repairs on computer equipment. Other expense increased $120,000 or 9% from the same period last year. Miscellaneous outside services increased $49,000 or 52% from the same period last year due to increased correspondent bank charges.

Financial Condition
June 30, 2002 compared to December 31, 2001
-------------------------------------------

     Total assets were $374.1 million at June 30, 2002 increasing $45.8 million or 14% from December 31, 2001. Total loans increased $15.8 million. Loans secured by real estate grew by $22.5 million. Commercial and industrial loans and loans to individuals for automobiles decreased $4.4 million and $l.5 million, respectively.

     Deposits increased $39.1 million or 13% during the first six months of 2002. All categories of deposits improved during the period with the exception of certificates of deposits greater than $100,000. Money market deposits grew by $13.7 million, $7.1 million of this growth was a transfer from certificates of deposits greater than $100,000 by one customer. Certificates of deposits less than $100,000, savings deposits and NOW accounts increased by $12.2 million,
$7.5 million and $6.0 million, respectively. The Company has remained competitive in the pricing of its certificates of deposits and believes it has benefited from the decline in the stock market causing customers to move funds to insured instruments.

     Investment securities and interest-bearing time deposits grew $22.5 million and $2.4 million as a result of deposit growth out pacing loan growth.

Asset Quality
-------------

     There were loans totaling $135,000 past due 90 days or more and still accruing as of June 30, 2002. There were no loans past due 90 days or more and still accruing as of December 31, 2001.

     Loans in a non-accrual status totaled $542,000 at June 30, 2002 and $510,000 at December 31, 2001 and represented .24% of total loans as of June 30, 2002 and December 31, 2001. The balance of existing restructured loans was $287,000 as of June 30, 2002 and $301,000 as of December 31, 2001.

     Loans considered to be impaired totaled $684,000 at June 30, 2002, a valuation reserve of $57,000 is attributed to these loans.

     The Company had no other real estate owned at June 30, 2002.

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

     Loans are deemed to be impaired if they are 60 days or more past due for principal or interest or are in a non-accrual status. If there is insufficient collateral to pay the amount of the loan an allowance is determined over and above the amount required by the risk rating by taking the difference between the carrying amount of the loan and the present value of expected future cash flows discounted at the loans current rate less any amounts already established by the risk rating.

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

     At June 30, 2002, the allowance for loan losses was $2.2 million and represented .98% of total loans and 265.50% of non-performing loans compared to an allowance for loan losses at December 31, 2001 of $2.1 million or 1.01% of total loans and 260.30% of non-performing loans at December 31, 2001.

     Net charge-offs for the first six months of 2002 totaled $145,000 compared to $77,000 for the year ended December 31, 2001. Most of the charge-offs for 2002 were concentrated in one loan, which occurred during the first quarter of this year.

Capital Resources
-----------------

     Total Shareholders' Equity was $21.6 million at June 30, 2002 compared to $19.6 million at December 31, 2001. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                     June 30,       December 31,
                                                      2002              2001
                                                      ----              ----
        Total Capital to Risk Weighted Assets         10.43%           10.39%
        Tier I Capital to Risk Weighted Assets        11.29%            9.50%
        Leverage Ratio                                 7.34%            7.86%


Liquidity
---------

     Cash and Cash Equivalents totaled $36.0 million at June 30, 2002, an increase of $4.3 million since December 31, 2001.

     The increase in Cash and Cash Equivalents was primarily attributable to an increase in deposits which contributed to an increase in cash provided by financing activities of $44.4 million. Money market deposits and demand deposits experienced the largest increases for the six month period of $13.7 million and $11.5 million, respectively. An additional $2.5 million was provided through the issuance of subordinated debentures. These increases were almost offset by net cash used for investing activities of $41.6 million. Investment in securities and loans accounted for $40.3 million and $15.8 million, respectively. The remainder of the increase of cash and cash equivalents was related to operating activities.

ITEM 3 - MARKET RISK

     The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

     Please refer to pages 32-34 "Interest Rate Sensitivity Analysis" in the 2001 Annual Report. There were no changes in the Federal Funds rate or the prime lending rate during the first half of 2002. The Company did continue to experience the effects of the eleven interest rate decreases totaling 475 basis points in 2001. The Company's net interest margin was 3.80% in the fourth quarter of 2001 and was 3.78% for the period ending June 30, 2002. The average net interest margin for the calendar years 1999-2001 was 4.43%. There has been no material changes in market risk since December 31, 2001.

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1-       Legal Proceedings
              -----------------
              The Company is party in the ordinary course of business to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from its business. Management does not consider that such proceedings depart from usual routine litigation and, in its judgment, the Company's financial position and results of operations will not be affected materially by such proceedings.

ITEM 2-       Changes in Securities
              ---------------------
              None.

ITEM 3-       Defaults upon Senior Securities
              -------------------------------
              None.

ITEM 4-       Submission of Matters to a Vote of Security Holders
              ----------------------------------------------------
              None.

ITEM 5-       Other Information
              -----------------
              The common stock of the Company is traded on the Nasdaq National Market, under the trading symbol SVBF. On June 30, 2002, the closing bid of the Company's common stock was $11.75 per share.

              The    Company     has    a    web    site     located    at
              www.somersetvalleybank.com.

ITEM 6-       Exhibits and Reports on Form 8-K
              --------------------------------
        (a)   Exhibits
              --------
              None

        (b)   Form 8-K
              --------
              There have been two Form 8-Ks filed during the six months of 2002.

                        January 22, 2002 - Fourth Quarter Earnings
                        April 17, 2002----- First Quarter Earnings


                                   SIGNATURES

I, Robert P. Corcoran, hereby certify that the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of SVB Financial Services, Inc. for the period covered by said periodic report.


                                                   SVB FINANCIAL SERVICES, INC.
                                                   ----------------------------
                                                   (Registrant)



                                                   /s/ Robert P. Corcoran
                                                   ----------------------------
                                                   Robert P. Corcoran
                                                   Chief Executive Officer








I, Keith B. McCarthy, hereby certify that the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of SVB Financial Services, Inc. for the period covered by said periodic report.


                                                   SVB FINANCIAL SERVICES, INC.
                                                   ----------------------------
                                                   (Registrant)





                                                   /s/ Keith B. McCarthy
                                                   -----------------------------
                                                   Keith B. McCarthy
                                                   Chief Financial Officer
                                                   Chief Accounting Officer

Dated:  August 1, 2002