Form 10QSB
period 2002-09-30
SVB FINANCIAL SERVICES INC
filed 2002-11-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       or

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

                              ( X ) Yes      ( ) No

     Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 126-2 of the Exchange Act).

                              ( ) Yes      ( X ) No

As of November 12, 2002 there were 3,633,106 shares of common stock, $2.09 par value outstanding. The number of shares outstanding has been adjusted for a declared stock dividend of 5% on October 31, 2002.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I     -     FINANCIAL INFORMATION

ITEM 1     -     Financial Statements and Notes to Consolidated Financial
                 Statements

ITEM 2     -     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

ITEM 3     -     Market Risk

ITEM 4     -     Controls and Procedures

 PART II   -     OTHER INFORMATION

ITEM 1     -     Legal Proceedings

ITEM 2     -     Changes in Securities

ITEM 3     -     Defaults Upon Senior Securities

ITEM 4     -     Submission of Matters to a Vote of Security Holders

ITEM 5     -     Other Information

ITEM 6     -     Exhibits and Reports on Form 8-K


SIGNATURES







SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                   September 30,  December 31,
September 30, 2002 and December 31, 2001                          2002          2001
                                                               ---------     ---------
(in thousands)                                                (Unaudited)
ASSETS
Cash & Due from Banks                                          $  28,142     $  16,583
Federal Funds Sold                                                 4,230         9,585
Other Short Term Investments                                          75         5,519
                                                               ---------     ---------
Total Cash and Cash Equivalents                                   32,447        31,687
                                                               ---------     ---------

Interest Bearing Time Deposits                                    13,249         9,670

Securities
   Available for Sale, at Fair Value                              41,581        29,052
   Held to Maturity  (Fair Value $54,843 in 2002                  53,999        41,509
      and $41,829 in 2001)
                                                               ---------     ---------
Total Securities                                                  95,580        70,561
                                                               ---------     ---------

Loans                                                            236,819       209,592
   Allowance for Loan Losses                                      (2,332)       (2,111)
   Unearned Income                                                  (339)         (201)
                                                               ---------     ---------
Net Loans                                                        234,148       207,280
                                                               ---------     ---------

Premises & Equipment, Net                                          5,687         5,164
Other Assets                                                       4,606         3,943
                                                               ---------     ---------
Total Assets                                                   $ 385,717     $ 328,305
                                                               =========     =========
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                        $  56,751     $  40,993
   NOW                                                            61,425        56,965
Savings                                                           41,399        35,200
Money Market                                                      48,689        37,131
Time
   Greater than $100,000                                          23,648        26,865
   Less than $100,000                                            113,917       100,320
                                                               ---------     ---------
Total Deposits                                                   345,829       297,474
                                                               ---------     ---------

Other Borrowings                                                   9,223         5,747
Obligation Under Capital Lease                                       413           419
Guaranteed Preferred Beneficial Interest in the Corporation
   Subordinated Debentures                                         6,500         4,000
                                                               ---------     ---------
Total Borrowings                                                  16,136        10,166
                                                               ---------     ---------
Other Liabilities                                                  1,376         1,037
                                                               ---------     ---------
Total Liabilities                                                363,341       308,677
                                                               ---------     ---------

SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                           7,218         6,932
   Shares Authorized; 3,453,420 Shares in 2002 and
   3,316,724 Shares in 2001 Issued and Outstanding
Additional Paid-in Capital                                         9,200         8,690
Retained Earnings                                                  5,539         3,762
Accumulated Other Comprehensive Income                               419           244
                                                               ---------     ---------
Total Shareholders' Equity                                        22,376        19,628
                                                               ---------     ---------
Total Liabilities and Shareholders' Equity                     $ 385,717     $ 328,305
                                                               =========     =========


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                             For the Three Months Ended       For the Nine Months Ended
For the Period Ended September 30,                                2002           2001            2002             2001
                                                             -------------------------------------------------------------
                                                              (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
(in thousands)
INTEREST INCOME
Loans                                                           $ 4,168         $ 3,940         $11,931         $12,003
Securities Available for Sale                                       420             349           1,216           1,236
Securities Held to Maturity                                         572             410           1,702             763
Other Short Term Investments                                         19               4              68               6
Interest Bearing Time Deposits                                      142             134             408             413
Federal Funds Sold                                                   51             202             200             497
                                                             -------------------------------------------------------------
Total Interest Income                                             5,372           5,039          15,525          14,918
                                                             -------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                          1,667           2,194           5,205           6,844
Other Borrowings                                                     96              23             254              27
Obligation Under Capital Lease                                        8               9              26              27
Guaranteed Preferred Beneficial Interest in the
      Corporation Subordinated Debentures                            90              49             203              49
                                                             -------------------------------------------------------------
Total Interest Expense                                            1,861           2,275           5,688           6,947
                                                             -------------------------------------------------------------

Net Interest Income                                               3,511           2,764           9,837           7,971
PROVISION FOR LOAN LOSSES                                           125              90             360             285
                                                             -------------------------------------------------------------
Net Interest Income after Provision for Loan Losses               3,386           2,674           9,477           7,686
                                                             -------------------------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                                 214             189             628             566
Gains on the Sale of Securities Available for Sale, Net              50              --              73              --
Gains on the Sale of Loans                                           26             115             149             202
Other Income                                                         86              94             354             256
                                                             -------------------------------------------------------------
Total Other Income                                                  376             398           1,204           1,024
                                                             -------------------------------------------------------------

OTHER EXPENSE
Salaries and Employee Benefits                                    1,379           1,139           4,035           3,343
Occupancy Expense                                                   391             349           1,158           1,018
Equipment Expense                                                   142             121             408             361
Other Expenses                                                      814             636           2,242           1,944
                                                             -------------------------------------------------------------
Total Other Expense                                               2,726           2,245           7,843           6,666
                                                             -------------------------------------------------------------

Income Before Provision for Income Taxes                          1,036             827           2,838           2,044
Provision for Income Taxes                                          386             314           1,061             762
                                                             -------------------------------------------------------------
Net Income                                                      $   650         $   513         $ 1,777         $ 1,282
                                                             =============================================================

EARNINGS PER SHARE - Basic (1)                                  $  0.18         $  0.14         $  0.50         $  0.37
                                                             =============================================================
EARNINGS PER SHARE - Diluted (1)                                $  0.18         $  0.14         $  0.49         $  0.36
                                                             =============================================================


(1)  Amounts have been restated for stock dividends (see Note 6).


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME
For the Period Ended September 30,

                                                For the Three Months Ended    For the Nine Months Ended
                                                   2002            2001          2002           2001
                                                --------------------------------------------------------
(in thousands)                                  (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
Net Income                                        $  650         $  513         $1,777         $1,282
Other Comprehensive Income, Net of Tax
   Unrealized Gains Arising in the Period,
   Net of Reclassification Adjustments               105            264            175            426
                                                --------------------------------------------------------
Comprehensive Income                              $  755         $  777         $1,952         $1,708
                                                ========================================================


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended September 30,                                     2002             2001
                                                                  ------------------------------
                                                                    (Unaudited)     (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                          $  1,777          $  1,282
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                360               285
Depreciation and Amortization                                            467               440
Amortization of Securities Premium                                       388                39
Gains on the Sale of Securities
   Available for Sale, Net                                               (73)               --
Gains on the Sale of Loans                                              (149)             (202)
Increase in Other Assets                                                (753)             (467)
Increase in Other Liabilities                                            339               452
Increase in Unearned Income                                              138                19
                                                                  ------------------------------
Net Cash Provided By Operating Activities                              2,494             1,848
                                                                  ------------------------------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                            (3,579)             (593)
Proceeds from the Sale of Securities
   Available for Sale                                                  6,021               208
Proceeds from Maturities of Securities
   Available for Sale                                                 10,898            17,263
   Held to Maturity                                                   20,333             4,520
Purchases of Securities
   Available for Sale                                                (29,254)          (11,528)
   Held to Maturity                                                  (33,067)          (33,743)
Increase in Loans, Net                                               (27,217)          (18,011)
Capital Expenditures                                                    (990)             (652)
                                                                  ------------------------------
Net Cash Used for Investing Activities                               (56,855)          (42,536)
                                                                  ------------------------------

FINANCING ACTIVITIES
Net Increase in Demand Deposits                                       20,218            17,326
Net Increase in Savings Deposits                                       6,199             7,243
Net Increase in Money Market Deposits                                 11,558            10,076
Net Increase in Time Deposits                                         10,380            20,325
Increase in Other Borrowings                                           3,476             1,675
Decrease in Obligation Under Capital Lease                                (6)               (6)
Issuance of Guaranteed Preferred Beneficial Interest in the
   Corporation Subordinated Debentures                                 2,500             4,000
Proceeds from the Issuance of Common Stock, Net                          796               225
Purchase of Common Stock, Net                                             --               (15)
                                                                  ------------------------------
Net Cash Provided by Financing Activities                             55,121            60,849
                                                                  ------------------------------
Increase in Cash and Cash Equivalents                                    760            20,161
Cash and Cash Equivalents, Beginning of Year                          31,687             8,358
                                                                  ------------------------------
Cash and Cash Equivalents, End of Period                            $ 32,447          $ 28,519
                                                                  ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                              $  5,796          $  7,016
                                                                  ==============================
Cash Paid During the Year for Federal Income Taxes                  $  1,075          $    453
                                                                  ==============================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2002 (UNAUDITED)


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

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.   Loans

     At September 30, 2002 and December 31, 2001 the composition of outstanding loans is summarized as follows:

                                                 September 30,     December 31,
                                                     2002             2001
                                                   --------         --------
        (in thousands)
        Secured by Real Estate:
           Residential Mortgage                    $ 73,413         $ 67,598
           Commercial Mortgage                      102,161           75,905
           Construction                              26,257           21,438
        Commercial and Industrial                    22,030           28,105
        Loans to Individuals for Automobiles          4,376            6,640
        Loans to Individuals                          8,133            9,249
        Other Loans                                     449              657
                                                   --------         --------
                                                   $236,819         $209,592
                                                   ========         ========


     There were no loans restructured during 2002. Loans totaling $301,000 were restructed as of December 31, 2001. There were no loans past due 90 days or more and still accruing at September 30, 2002 or at December 31, 2001. Loans in non accrual status totaled $692,000 at September 30, 2002 and $510,000 at December 31, 2001.

 3.  Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                              Nine Months
                                                 Ended         Year Ended
                                              September 30,    December 31,
        (in thousands)                            2002            2001
                                                -------          -------
        Balance January 1,                      $ 2,111          $ 1,823
        Provision Charged to Operations             360              365
        Charge Offs                                (178)            (109)
        Recoveries                                   39               32
                                                -------          -------
        Balance End of Period                   $ 2,332          $ 2,111
                                                =======          =======

4.   Guaranteed Preferred Beneficial Interest in Corporation Subordinated
     Debentures

     The Company participates in two pooled institutional placements of trust preferred securities arranged by a third party. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At September 30, 2002, the rate paid on this subordinated debenture of $4.0 million based on 3-month LIBOR plus 358 basis points was 5.39% and is adjusted in January, April, July and October.

     On June 25, 2002, the Company purchased common stock of SVB Bald Eagle Statutory Trust II and funding of the trust preferred securities took place on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At September 30, 2002, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points was 5.24% and is adjusted in March, June, September and December.

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

6.   Subsequent Event

     On October 31, 2002, the Board of Directors of the Company declared a 5% stock dividend payable to holders of record November 14, 2002 on November 29, 2002. Per share information in this 10-QSB report has been restated to reflect the affects of the stock dividend.

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

Results of Operations
---------------------

     Net income for the first nine months of 2002 was $1,777,000, an increase of $495,000 or 39% as compared to the same period in 2001. Earnings per share-Basic were $.50 in 2002 and $.37 in 2001. Earnings per share-Diluted were $.49 in 2002 and $.36 in 2001. Earnings per share have been restated for the stock dividends.

     A detailed discussion of the major components of net income follows:

Net Interest Income
-------------------

     Net interest income for the first nine months of 2002 was $9.8 million compared to $8.0 million in 2001, an increase of $1.8 million or 23%.

     Almost all of the increase can be attributed to an increase in average earnings assets. Average earning assets for the first nine months of 2002 were $344.2 million, an increase of $84.8 million or 33% from the same period last year. Loans averaged $222.1 million during the nine months of 2002, an increase of $34.0 million or 18% from last year. The increase in loan balances caused interest income to increase $2.0 million. Investment securities averaged $87.8 million, an increase of $41.7 million or 90% from the same period last year.

     The yield on loans decreased from 8.53% in 2001 to 7.18% in 2002. The decrease in yield caused interest income on loans to decrease $2.1 million. The yield on earning assets was 6.03% for 2002 and 7.69% for 2001. The effects of the 125 basis points decrease in the prime rate since September 30, 2001 are reflected in the yield. Overall, interest income increased $607,000.

     The overall cost of interest-bearing liabilities decreased from 4.28% during 2001 to 2.57% this year. Average interest-bearing deposits increased $68.6 million during the first nine months of 2002 to $283.3 million. Compared to last year savings deposits, money market deposits and NOW accounts had significant growth increasing 112%, 76% and 44%, respectively. The increase in deposits caused interest expense to increase $1.2 million. A decline in rates paid on all types of deposits, caused interest expense to decrease $2.9 million. Advances from the FHLB and the subordinated debentures accounted for $7.0 million and $4.0 million, respectively, of the increase in total interest-bearing liabilities. An aggressive, yet competitive, effort by the Bank to control its interest costs has helped to almost offset the effect of the decline in the yield of earning assets.

     The increase in volume and the decrease in interest expense for the first nine months of 2002 versus the same period of 2001 caused net interest to increase $1.9 million. However, the net interest margin decreased from 4.11% to 3.82% as a result of the impact of the interest rate reductions by the Federal Reserve which totaled 475 basis points during 2001.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $360,000 in the first nine months of 2002 as compared to $285,000 during the first nine months of 2001. The increase in provision is based on the Company's most recent analysis and can mostly be attributed to growth in loans of $39.5 million since September 30, 2001 along with an increase in net charge offs of $62,000 for the comparable periods.

Other Income
------------

     The Company has continued to place an emphasis on improving its fee income.

     During the first nine months of 2002, total other income increased $180,000 or 18% over the same period in 2001. Service charges on deposit accounts increased $62,000 or 11% from 2001. The growth in the number of commercial and consumer checking accounts contributed to this increase. Additionally, income derived from sweep accounts, wire transfer fees and foreign transaction fees at the Company's ATM machines have all increased from last year and contributed to 74% of this increase.

     The Bank recognized net gains on the sale of securities available for sale of $73,000 during the first nine months of 2002. No gains were recognized during 2001.

     Gains on the sale of total loans decreased $53,000 or 26% from the same period in 2001. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter. These amounts can vary greatly from quarter to quarter and from year to year.

     Other income increased $98,000 or 38% as compared to 2001. Included in this amount is a one time gain of $51,000 resulting from the demutualization of the Company's health insurance provider. Mortgage servicing fees and income from Visa/Master Card increased $26,000 and $12,000, respectively.

Other Expense
-------------

     Other expenses for the first nine months ended September 30, 2002 increased $1.2 million or 18% from the same period last year. Total assets have grown $81.1 million or 27% since September 30, 2001. Because of the growth in assets, the Company has had to hire additional personnel. In addition, the Company added two new branch locations to its branch network. The Edison office opened in May of 2001 and the Warren branch during September of this year. The Company has also expanded its services to include retail insurance and investment products. These additions, coupled with normal salary increases, caused salary and benefits to increase $692,000 or 21% from the same period last year.

     Rent on our recently relocated Hillsborough office and our new branch location in Warren along with depreciation expenses related to building and customizing these locations resulted in a $140,000 or 14% increase in occupancy costs. Rent on the former Hillsborough location will be expensed through its lease period ending December 2003. Equipment expense increased $47,000 or 13% from 2001 due to increased use and maintenance of computers. Other expense increased $298,000 or 15% from the same period last year. Miscellaneous outside services represented $124,000 or 42% of this increase due to increased correspondent bank charges and consultant fees.

Financial Condition
September 30, 2002 compared to December 31, 2001
------------------------------------------------

     Total assets were $385.7 million at September 30, 2002 increasing $57.4 million or 17% from December 31, 2001. Total loans increased $27.2 million or 13%. Loans secured by real estate grew by $36.9 million. Commercial and industrial loans and loans to individuals for automobiles decreased $6.1 million and $2.3 million, respectively.

     Deposits increased $48.4 million or 16% during the first nine months of 2002. All categories of deposits improved during the period with the exception of certificates of deposits greater than $100,000. Demand deposits and money market deposits grew by $15.8 million, and $11.6 million, respectively. A transfer from certificates of deposits greater than $100,000 by one customer contributed to $4.2 million of the growth in money market accounts and $2.5 million in demand deposits. Certificates of deposits less than $100,000, savings deposits and NOW accounts increased by $13.6 million, $6.2 million and $4.5 million, respectively. The Company has remained competitive in the pricing of its certificates of deposits and believes it has benefited from the decline in the stock market causing customers to move funds to insured instruments.


     Investment securities and interest-bearing time deposits grew $25.0 million and $3.6 million, respectively, as a result of deposit growth out pacing loan growth.

Asset Quality
-------------

     There were no loans past due 90 days or more and still accruing as of September 30, 2002 or December 31, 2001.

     Loans in a non-accrual status totaled $692,000 at September 30, 2002 and represented 0.29% of total loans. Loans in non-accrual status totaled $510,000 at December 31, 2001 and represented 0.24% of total loans. The balance of existing restructed loans was $275,000 as of September 30, 2002 and $301,000 as of December 31, 2001.

     Loans considered to be impaired totaled $829,000 at September 30, 2002, a valuation reserve of $139,000 is attributed to these loans.

     The Company had no other real estate owned at September 30, 2002.

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

     At September 30, 2002, the allowance for loan losses was $2.3 million and represented 0.98% of total loans and 241.16% of non-performing loans compared to an allowance for loan losses at December 31, 2001 of $2.1 million or 1.01% of total loans and 260.30% of non-performing loans.

     Net charge-offs for the first nine months of 2002 totaled $139,000 compared to $77,000 for the year ended December 31, 2001. Most of the charge-offs for 2002 were concentrated in one loan, which occurred during the first quarter of this year.

Capital Resources
-----------------

     Total Shareholders' Equity was $22.4 million at September 30, 2002 compared to $19.6 million at December 31, 2001. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                  September 30,    December 31,
                                                      2002            2001
                                                      ----            ----
         Tier I Capital to Risk Weighted Assets      10.39%           9.50%
         Total Capital to Risk Weighted Assets       11.27%          10.39%
         Leverage Ratio                               7.20%           7.86%

Liquidity
---------

     Cash and Cash Equivalents totaled $32.4 million at September 30, 2002, an increase of $760,000 since December 31, 2001.

     The increase in Cash and Cash Equivalents was a combination of various components of the balance sheet. Total Deposits increased, which in turn contributed to an increase in cash provided by financing activities of $55.1 million. Demand deposit, money market deposits and time deposits experienced the largest increases for the nine month period of $20.2 million, $11.6 million and $10.4 million, respectively. An additional $2.5 million was provided through the issuance of subordinated debentures. These increases were offset by net cash used for investing activities of $56.9 million. Investment in securities and loans accounted for $62.3 million and $27.2 million, respectively. The remainder of the increase of cash and cash equivalents was related to operating activities.


ITEM 3 - MARKET RISK

     The Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the effect that changes in interest rates have in future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy.

     Please refer to pages 32-34 "Interest Rate Sensitivity Analysis" in the 2001 Annual Report. The Company did continue to experience the effects of the eleven interest rate decreases totaling 475 basis points in 2001. The Company's net interest margin was 3.80% in the fourth quarter of 2001 and was 3.82% for the period ending September 30, 2002. The average net interest margin for the calendar years 1999-2001 was 4.43%. There has been no material changes in market risk since December 31, 2001.

ITEM 4 - CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2-     Changes in Securities
            ---------------------
            None.

ITEM 3-     Defaults upon Senior Securities
            -------------------------------
            None.

ITEM 4-     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None.

ITEM 5-     Other Information
            -----------------

            The common stock of the Company is traded on the Nasdaq National Market, under the trading symbol SVBF. On September 30, 2002, the closing bid of the Company's common stock was $15.81 per share.

            The Company has a web site located at www.somersetvalleybank.com.

            Mr. Herman C. Simonse who serves as President of West End One Corp., resigned as a member of the Audit Committee and was replaced by Mr. Bernard Bernstein.

ITEM 6-     Exhibits and Reports on Form 8-K
            --------------------------------
        (a) Exhibits
            --------
            None

        (b) Form 8-K
            --------
            There has been one report on Form 8-K filed during the third quarter of 2002. July 11, 2002---------Second Quarter Earnings

                                   SIGNATURES

I, Robert P. Corcoran, hereby certify that the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of SVB Financial Services, Inc. for the period covered by said periodic report.


                                                SVB FINANCIAL SERVICES, INC.
                                                (Registrant)


                                                /s/ Robert P. Corcoran
                                                ----------------------------
                                                Robert P. Corcoran
                                                Chief Executive Officer



I, Keith B. McCarthy, hereby certify that the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S. C. 78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of SVB Financial Services, Inc. for the period covered by said periodic report.


                                                SVB FINANCIAL SERVICES, INC.
                                                (Registrant)


                                                /s/ Keith B. McCarthy
                                                ------------------------------
                                                Keith B. McCarthy
                                                Chief Financial Officer
                                                Chief Accounting Officer

Dated:  November 12, 2002

                                  CERTIFICATION


I, Robert P. Corcoran, President and Chief Executive Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of SVB Financial Services, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002                       By /s/ Robert P. Corcoran
                                                    -----------------------
                                                    President and Chief
                                                     Executive Officer
                                                    SVB Financial Services, Inc.

                                  CERTIFICATION


I, Keith B. McCarthy, Chief Operating Officer certify, that:

     1. I have reviewed this quarterly report on Form 10-Q of SVB Financial Services, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                      By /s/ Keith B. McCarthy
                                                 ----------------------------
                                                 Chief Operating Officer
                                                 SVB Financial Services, Inc.