Form 10KSB
SVB FINANCIAL SERVICES INC
filed 2003-03-21
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                             Commission File Number
                           ----------------------------
                          SVB Financial Services, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          New Jersey                                          22-3438058
          ----------                                          ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


  70 East Main Street, Somerville, NJ                            08876
----------------------------------------                   ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

          (908) 541-9500
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12 (b) of the Act:
Title of Each Class                   Name of Each Exchange On Which Registered
-------------------                   ------------------------------------------
                                           NASDAQ National Market System
                                           ------------------------------

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

 Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The issuer's revenues for the most recent fiscal year were $22,580,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 12, 2003 was $35,201,612.

     The number of shares of the registrants common stock as of March 12, 2003 was 3,652,766.

     The following documents are incorporated by reference. The Annual Report to security holders for the fiscal year ended December 31, 2002.

 The Proxy Statement for the annual meeting of security holders April 24, 2003.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.

General
     SVB Financial Services, Inc. (the "Company") is a New Jersey business company and a bank holding company. The Company was incorporated on February 7, 1996 for the purpose of acquiring Somerset Valley Bank (the "Bank") and thereby enabling the Bank to operate within a holding company structure. On May 30, 1996, the shareholders of the Bank approved the acquisition by the Company. On September 3, 1996, the shares of the Company were exchanged for those of the Bank. The Company also owns the SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II in connection with its issuance of subordinated debentures.

     The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 2002, the Bank had total assets of $405.0 million. Based on total deposits as of June 30, 2002, the Bank was ranked 62 of 281 commercial banks and savings banks in New Jersey. The Bank opened full service banking offices in Hillsborough Township in 1996,
Bridgewater Township in 1997, the Arbor Glen retirement community in 1998, Manville Borough in 1999, Aberdeen and Bernards Townships in 2000, Edison Township in 2001 and Warren Township in 2002. A mini facility with a drive-up was opened on Gaston Avenue in Somerville in 1998 to augment the Bank's Main Office which has no drive-up. During 2002, the Bank received regulatory approval to open a full service banking office on Middlesex Avenue in Metuchen.

     The Bank has two subsidiaries. Somerset Valley Investment Company, Inc., which is 100% owned by the Bank, Somerset Valley Investment Company, Inc owns 100% of the stock of West End One Corp., which is incorporated in the State of Delaware. West End One Corp. manages an investment portfolio similar to the Bank's earning assets.

     The Bank provides a wide range of commercial and consumer banking services.

     Deposit services include business and personal checking accounts, interest-bearing NOW accounts, Money Market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 2002, the Bank had $364.4 million in deposits and approximately 21,300 deposit accounts.

     The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater Township, Hillsborough Township, Borough of Manville, Aberdeen Township and Edison Township are also areas of significant small and mid-size business activity. The Bernards Township office is located in a large residential development. The Warren Township branch is located within a professional office complex in an area containing a number of small professional offices, as well as, an affluent residential population. Small and medium sized businesses, professionals and real estate developers make up the primary focus of the Bank's lending efforts. The Bank is also a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans.

     Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Through its relationship with local automobile dealerships, the Bank indirectly finances automobile loans. Residential and commercial mortgages are also provided by the Bank.

     Residential mortgages are currently written by the Bank with a three, five or ten-year fixed rate which adjusts annually thereafter for the life of the loan which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long term fixed rate mortgages, meaning those with rates fixed more than ten years, are originated through a third party on a fee for closed loans basis.

     As of December 31, 2002, the Bank had approximately 3,500 loans of all types totaling $238.2 million.

     Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, traveler's cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has ten ATM machines and the Bank is a member of the STAR, PLUS, and NYCE networks.

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

     During 2002, the Bank entered into an alliance with Linsco Private Ledger which enables the Bank, through a dual employee arrangement, to obtain commissions for the sale of variable annuities, mutual funds and other investment products. The dual employee is available to the Bank on a full time basis.

Market Area
     The Bank's primary market area is primarily Central New Jersey with its facilities located in Somerset, Middlesex and Monmouth counties. Somerset County, which is located midway between New York and Philadelphia, is considered an affluent suburban area with significant commercial and residential activity. A number of large national firms such as ATT, Metropolitan Life, Aventis Pharmaceuticals and Johnson and Johnson companies locate their offices in Somerset County. As of June 30, 2002, there were $5.0 billion in deposits in Somerset County. The county is crisscrossed by five major highways including interstate Routes 78 and 287 and U.S. Routes 22, 202 and 206, adding to its desirability as a commercial center. A large regional shopping mall is located in Bridgewater Township with several small shopping centers located throughout the county. Bridgewater has also experienced significant commercial development in an area where Routes 22, 202 and 287 meet, an area known as the "Golden Triangle." The Bank has eight offices in Somerset County.

     The Bank operates an office in Edison Township located in Middlesex County. This is an area of significant commercial and residential activity. As of June 30, 2002, there were $26.5 billion in deposits in Middlesex County.

     A branch office is located in Aberdeen Township in Monmouth County. As of June 30, 2002, there were $11.3 billion in deposits in Monmouth County.

     The Bank also obtains business from adjacent counties of Hunterdon, Mercer and Morris.

Competition
     All phases of the Bank's business are highly competitive. As of June 30, 2002 (the latest date for which figures are available), Somerset County had 25 FDIC insured banks and saving banks with 99 offices. The Bank was ranked 6 of 25 in terms of total deposits, with 6.41% of the Somerset County market. The Bank's competition ranges from three large regional institutions and a large New Jersey based bank with seven day banking hours to mid sized and smaller institutions, as well as, banks which have opened within the last five years. Competition also arises from insurance companies and securities brokerage companies which offer banking services.

     The Bank has one location in both Middlesex and Monmouth county, which currently places it at somewhat of a competitive disadvantage with banks who have multiple locations in these areas.

     The Bank competes for loans with much larger banking institutions where interest rates have become a competitive factor in the record low interest rate environment of 2001-2002. Management of the Bank believes that loans to small and mid-size businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank can compete for this segment of the market because it provides responsive personalized services, local decision-making and knowledge of its customers and their businesses.

     By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank's current lending limit is $4.4 million to any one borrower.

Employees
     At December 31, 2002, the Company employed 98 full time and 20 part time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employees' relations are good. The Company offers its employees health, life, dental benefits, as well as a 401(k) Plan. During 1999, the Company established a Supplemental Executive Retirement Plan, which covers three of the Company's executive officers.

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

     The Hillsborough office located at Nelson's Corner Shopping Center at the intersection of Route 206 and Amwell Road, Hillsborough Township, New Jersey, is leased from an unaffiliated partnership. The lease for the Nelson's Corner location expires in 2011 with a ten-year option to renew. The previous Hillsborough branch location, located at 649 Route 206 Belle Mead, New Jersey from an unaffiliated partnership, will be leased through its expiration date of December 2003 and will not be renewed.

     The Bridgewater office located at 481 North Bridge Street, Bridgewater, New Jersey, is leased from an unaffiliated partnership expiring in 2007, with four five-year renewal options.

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

     The Aberdeen office is located at 1147 State Highway 34, Aberdeen, New Jersey. The land lease has an initial term of ten years and five year options through 2033 from an unaffiliated third party.

     The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years, expiring in 2013, with three five-year renewal options.

     The Edison office is located at 1943 Oak Tree Road, Edison, New Jersey and is leased from an unaffiliated third party. The term of the lease is seven years, expiring in 2006, with four five-year renewal options.

     The Bank's Executive Offices, Operations Center and Lending Department are located at 70 East Main Street, Somerville, New Jersey. This office space is leased from an unaffiliated third party. The amended lease has a term of seven years, expiring in 2009, with two five-year renewal options.

     The Warren branch is located at 34 Mountain Boulevard, Building C, Warren, New Jersey and is leased from a partnership, which consists of among others one of the Company's directors, Mr. Donald Sciaretta. The initial term is ten years, expiring in 2012, with two five-year renewal options.

     The condition of all of the Company's leased properties is very good.

     The Bank has a lease for the following Bank site which will open during 2003:

     The Metuchen branch will be located at 700 Middlesex Avenue, Metuchen, New Jersey and is leased from an unaffiliated third party. The lease has an initial term of twenty-five years with a ten-year option to renew.

ITEM 3.  LEGAL PROCEEDINGS.
     The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. There are no pending legal proceedings to which the Company is a party nor has it been threatened with any litigation other than routine litigation incidental to the business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 2002.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     The common stock of the Company is traded on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for 2002 and 2001:

                                  2002             2001
                            --------------   --------------
                             High     Low      High   Low
                             ----     ---      ----   ---
          First Quarter     $13.17  $ 9.52   $ 8.50  $7.82
          Second Quarter    $13.24  $10.59   $ 8.85  $7.93
          Third Quarter     $15.06  $10.72   $ 9.07  $8.39
          Fourth Quarter    $17.95  $14.86   $10.24  $8.20

     These prices were based on the NASDAQ closing pricing and adjusted for the effects of stock dividends.

     There are approximately 415 registered holders of the Company's common stock.

     The Company paid a 5% stock dividend annually since 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for the growth of the Bank.

     The following table depicts information regarding the Company's Equity Compensation Plan:



                                 Number of             Weighted-           Number of securities
                                 securities to         average exercise   remaining available
                                 be issued upon        price of           for future issuance
                                 exercise of           outstanding        under equity
                                 outstanding           options,           compensation plans
                                 options, warrants,    warrants and       (excluding securities
        As of                    and rights            rights             reflected in column
 December 31, 2002               ------------------    -------------      ---------------------
 -----------------                                                        (a))
                                                                          -----
Equity compensation plans            149,402                $8.46                 86,984
approved by security holders


Equity compensation plans not          None                 None                   None
approved by security holders
                                 ------------------    ----------------   ---------------------

                   Total             149,402                $8.46                 86,984


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
     This information is incorporated by reference from the Company's 2002 Annual Report to Shareholders on pages 22-35 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  FINANCIAL STATEMENTS.
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 4-21 of the 2002 Annual Report to Shareholders.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     The information required by this item is incorporated by reference from pages 2-6 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders. The Company is not aware of any deliquent filings under section 16 (a) of the exchange act.

ITEM 10.EXECUTIVE COMPENSATION.

     This information required by this item is incorporated by reference from pages 6-8 under the caption "Executive Compensation" of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     This information required by this item is incorporated by reference from page 9-10 under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Financial Statements and Financial Statement Schedules

     The  following documents are filed as part of this report:

     1.   Financial Statements of SVB Financial Services, Inc.:

          Consolidated Balance Sheets - December 31, 2002 and 2001

          Consolidated  Statements of Income - Years Ended December 31, 2002 and
               2001

          Consolidated  Statements  of  Changes  in  Shareholders'   Equity  and
               Comprehensive Income - Years Ended December 31, 2002 and 2001

          Consolidated  Statements of Cash Flows - Years Ended December 31, 2002
               and 2001

          Report of Independent Accountants

     These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2002.

     2. All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

     3. Exhibits

        Exhibit
        Number                       Description
        ------  ----------------------------------------------------------------

          3(i) Certificate of Incorporation (1)
          3(ii By-Laws(1)
          4.1  Specimen Stock Certificate (1)
          4.2  Pages  3, 4, 5, 6,  7, 8, 9, 10 and 11 from  the  Certificate of
               Incorporation of SVB Financial Services, Inc. (1)
          4.3  Pages  1, 2, 3, 9, 10,  11,  14 and 15 from  the  By-Laws of SVB
               Financial Services, Inc. (1)
          10.1 Employment Agreements (1)
          10.2 SVB Financial Services, Inc. Nonstatutory Stock Option Plan (2)
          10.3 SVB Financial Services, Inc.Restated Incentive Stock Option
               Plan (3)
          10.4 Somerset Valley Bank Deferred Compensation Plan
          10.5 SVB Financial Services, Inc. 2000 Incentive Stock Option Plan (4)
          10.6 SVB Financial Services, Inc. 2000 Directors Stock Option Plan (5)
          10.7 SVB Financial Services, Inc. 2001 Advisory Board Stock Grant
               Plan (6)
          13   Annual Report to Security-Holders
          20   Proxy Statement for the 2003 Annual Meeting of Shareholders
          23   Consent of Independent Certified Public Accountants


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

          (3) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-66165.

          (4) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40778.

          (5) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-40754.

          (6) Incorporated by reference to the Company's Registration Statement on Form S-8. Registration Number 333-76948.

     (b) Reports on Form 8-K

          A Form 8-K was filed on November 6, 2002 under Item 5 "News Release" including:

               Copy of press release announcing third quarter earnings.

               Copy of press release announcing stock dividend.

               Copy of press release announcing the application for the Metuchen branch.

                          SVB FINANCIAL SERVICES, INC.
                                INDEX TO EXHIBITS
                                -----------------



        Exhibit
        Number                       Description
        --------  --------------------------------------------------------------

          13      Annual Report to Security Holders


          20      Proxy Statement for the 2003 Annual Meeting of Shareholders


          23      Consent of Independent Certified Public Accountants

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

                                           SVB FINANCIAL SERVICES, INC.
                                           ----------------------------
                                           (Registrant)



                                          /s/ Robert P. Corcoran
                                          -------------------------------
                                          Robert P. Corcoran
                                          Chief Executive Officer






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

Dated:  March 20, 2003

                                  CERTIFICATION

I, Robert P. Corcoran, President and Chief Executive Officer, certify, that:

     1. I have reviewed this annual report on Form 10-KSB of SVB Financial Services, Inc.

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 20, 2003                   By /s/ Robert P. Corcoran
                                          --------------------------------------
                                          President and Chief  Executive Officer
                                          SVB Financial Services, Inc.

                                  CERTIFICATION

I, Keith B. McCarthy, Chief Operating Officer certify, that:

     1. I have reviewed this annual report on Form 10-KSB of SVB Financial Services, Inc.

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
     controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 20, 2003                By /s/ Keith B. McCarthy
                                          --------------------------------------
                                          Chief Operating Officer
                                          SVB Financial Services, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                            Capacity                  Date
-----------------------             ------------------       -------------------

/s/ John K. Kitchen             Director and Chairman        March 20, 2003
-----------------------
John K. Kitchen


/s/ Robert P. Corcoran          President and C.E.O.         March 20, 2003
-----------------------
Robert P. Corcoran                 and Director


Keith B. McCarthy               Chief Operating Officer      March 20, 2003
-----------------------
Keith B. McCarthy                  and Treasurer


/s/ Bernard Bernstein               Director                 March 20, 2003
-----------------------
Bernard Bernstein


                                    Director                 March 20, 2003
-----------------------
Raymond L. Hughes


/s/ Willem Kooyker                  Director                 March 20, 2003
-----------------------
Willem Kooyker


/s/ Frank Orlando                   Director                 March 20, 2003
-----------------------
Frank Orlando

/s/ Gilbert E. Pittenger            Director                 March 20, 2003
-----------------------
Gilbert E. Pittenger


/s/ Frederick D. Quick              Director                 March 20, 2003
-----------------------
Frederick D. Quick

    Signature                          Capacity                    Date
-----------------------             ------------------       -------------------

/s/ Anthony J. Santye, Jr.          Director                 March 20, 2003
-----------------------
Anthony J. Santye, Jr.


/s/ G. Robert Santye                Director                 March 20, 2003
-----------------------
G. Robert Santye


/s/ Donald Sciaretta                Director                 March 20, 2003
-----------------------
Donald Sciaretta


/s/ Herman C. Simonse               Director                 March 20, 2003
-----------------------
Herman C. Simonse


/s/ Donald R. Tourville             Director                 March 20, 2003
-----------------------
Donald R. Tourville