Form 10QSB
period 2003-05-09
SVB FINANCIAL SERVICES INC
filed 2003-05-09
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                       or
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (   ) Yes (X) No

As of May 8, 2003 there were 3,654,520 shares of common stock, $2.09 par value outstanding.

                        SVB FINANCIAL SERVICES, INC.
                        ----------------------------

                              FORM 10-QSB

                                 INDEX


PART I          -     FINANCIAL INFORMATION

ITEM 1          -     Financial Statements

ITEM 2          -     Management's Discussion and Analysis or Plan of Operation.

ITEM 3          -     Controls and Procedures

PART II         -     OTHER INFORMATION

ITEM 1          -     Legal Proceedings

ITEM 2          -     Changes in Securities

ITEM 3          -     Defaults Upon Senior Securities

ITEM 4          -     Submission of Matters to a Vote of Security Holders

ITEM 5          -     Other Information

ITEM 6          -     Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS





SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                           March 31,             December 31,
As of March 31, 2003 and December 31, 2002                              2003                   2002
                                                                  ---------------        ----------------
(in thousands)                                                        (Unaudited)
ASSETS
Cash & Due from Banks                                                   $  29,754              $   11,672
Federal Funds Sold                                                          4,181                  20,778
Other Short Term Investments                                                  172                   7,293
                                                                  ---------------        ----------------
Total Cash and Cash Equivalents                                            34,107                  39,743
                                                                  ---------------        ----------------
Interest Bearing Time Deposits                                             14,445                  13,839

Securities
   Available for Sale, at Fair Value                                       54,220                  46,569
   Held to Maturity  (Fair Value $53,154 in 2003                           52,301                  56,209
   and $57,097 in 2002)
                                                                  ---------------        ----------------
Total Securities                                                          106,521                 102,778
                                                                  ---------------        ----------------

Loans                                                                     246,153                 238,185
   Allowance for Loan Losses                                              (2,564)                 (2,407)
   Unearned Income                                                          (384)                   (379)
                                                                  ---------------        ----------------
Net Loans                                                                 243,205                 235,399
                                                                  ---------------        ----------------

Premises & Equipment, Net                                                   5,666                   5,660
Bank Owned Life Insurance                                                   4,045                   3,000
Other Assets                                                                4,719                   4,565
                                                                  ---------------        ----------------
Total Assets                                                             $412,708                $404,984
                                                                  ===============        ================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                                 $  52,973               $  54,221
   NOW                                                                     64,613                  73,426
Savings                                                                    42,577                  41,314
Money Market                                                               55,802                  49,951
Time
   Greater than $100,000                                                   28,599                  27,504
   Less than $100,000                                                     118,662                 118,006
                                                                  ---------------        ----------------
Total Deposits                                                            363,226                 364,422
                                                                  ---------------        ----------------

Other Borrowings                                                           17,205                   9,214
Obligation Under Capital Lease                                                407                     411
Guaranteed Preferred Beneficial Interest in the Corporation
   Subordinated Debentures                                                  6,500                   6,500
                                                                  ---------------        ----------------
Total Borrowings                                                           24,112                  16,125
                                                                  ---------------        ----------------
Other Liabilities                                                           1,594                   1,259
                                                                  ---------------        ----------------
Total Liabilities                                                         388,932                 381,806
                                                                  ---------------        ----------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                                    7,637                   7,631
   Shares Authorized; 3,654,079 Shares in 2003 and
      3,651,003 Shares in 2002 Issued and Outstanding
Additional Paid-in Capital                                                 12,065                  12,041
Retained Earnings                                                           3,717                   3,111
Accumulated Other Comprehensive Income                                        357                     395
                                                                  ---------------        ----------------
Total Shareholders' Equity                                                 23,776                  23,178
                                                                  ---------------        ----------------
Total Liabilities and Shareholders' Equity                               $412,708                $404,984
                                                                  ===============        ================



SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                              For the Three Months Ended
For the Period Ended March 31                                      2003          2002
                                                               --------------------------
                                                               (Unaudited)    (Unaudited)



INTEREST INCOME

Loans                                                           $4,037         $3,773
Securities Available for Sale                                      466            370
Securities Held to Maturity                                        487            544
Other Short Term Investments                                         9             28
Interest Bearing Time Deposits                                     124            132
Federal Funds Sold                                                  34             91
                                                                ---------------------
Total Interest Income                                            5,157          4,938
                                                                ---------------------

INTEREST EXPENSE
Deposits                                                         1,496          1,807
Other Borrowings                                                   103             79
Obligation Under Capital Lease                                       5              9
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                       81             56
                                                                ---------------------
Total Interest Expense                                           1,685          1,951
                                                                ---------------------

Net Interest Income                                              3,472          2,987
PROVISION FOR LOAN LOSSES                                          170            100
                                                                ---------------------
Net Interest Income after Provision for Loan Losses              3,302          2,887
                                                                ---------------------

OTHER INCOME
Service Charges on Deposit Accounts                                212            193
Gains on the Sale of Securities Available for Sale, Net             47              8
Gains on the Sale of Loans                                          46             40
Bank Owned Life Insurance                                           45             --
Other Income                                                       157            128
                                                                ---------------------
Total Other Income                                                 507            369
                                                                ---------------------

OTHER EXPENSE
Salaries and Employee Benefits                                   1,520          1,310
Occupancy Expense                                                  462            383
Equipment Expense                                                  157            131
Other Expenses                                                     770            658
                                                                ---------------------
Total Other Expense                                              2,909          2,482
                                                                ---------------------

Income Before Provision for Income Taxes                           900            774
Provision for Income Taxes                                         294            296
                                                                ---------------------
Net Income                                                      $  606         $  478
                                                                =====================

EARNINGS PER SHARE - Basic (1)                                  $ 0.17         $ 0.13
                                                                =====================
EARNINGS PER SHARE - Diluted (1)                                $ 0.16         $ 0.13
                                                                =====================

(1) Amounts have been restated for stock dividends.



SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended March 31,

                                                            For the Three Months Ended
                                                            2003                  2002
                                                     ----------------      ----------------
(in thousands)                                            (Unaudited)          Unaudited)

Net Income                                                       $606                  $478
Other Comprehensive Income, Net of Tax
   Unrealized Losses Arising in the Period, Net
   of Reclassification Adjustments                                (38)                 (197)
                                                     ----------------      ----------------
Comprehensive Income                                             $568                  $281
                                                     ================      ================



SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended March 31,                                            2003                    2002
                                                                     --------------------------------------
                                                                      (Unaudited)               (Unaudited)

(in thousands)
OPERATING ACTIVITIES
Net Income                                                           $         606             $        478
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                      170                      100
Depreciation and Amortization                                                  170                      153
Amortization of Securities Premium                                             186                      110
Gains on the Sale of Securities
   Available for Sale, Net                                                     (47)                      (8)
Gains on the Sale of Loans                                                     (46)                     (40)
Increase in Other Assets                                                      (135)                    (310)
Increase in Other Liabilities                                                  335                      302
Increase in Cash Surrender Value of Bank Owned Life Insurance                  (45)                       -
Increase in Unearned Income                                                      5                       52
                                                                     --------------------------------------
Net Cash Provided By Operating Activities                                    1,199                      837
                                                                     --------------------------------------

INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                                    (606)                  (1,794)
Proceeds from the Sale of Securities
   Available for Sale                                                        1,491                      508
Proceeds from Maturities of Securities
   Available for Sale                                                        5,879                    1,833
   Held to Maturity                                                          9,500                    3,485
Purchases of Securities
   Available for Sale                                                      (15,119)                 (12,454)
   Held to Maturity                                                         (5,690)                 (11,873)
Increase in Loans, Net                                                      (7,935)                  (6,803)
Capital Expenditures                                                          (176)                    (483)
Purchase of Bank Owned Life Insurance                                       (1,000)                       -
                                                                     --------------------------------------
Net Cash Used for Investing Activities                                     (13,656)                 (27,581)
                                                                     --------------------------------------

FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand Deposits                                 (10,061)                   4,610
Net Increase in Savings Deposits                                             1,263                    9,766
Net Increase in Money Market Deposits                                        5,851                    7,398
Net Increase in Time Deposits                                                1,751                    4,355
Increase in Other Borrowings                                                 7,991                    1,491
Decrease in Obligation Under Capital Lease                                     (4)                       (2)
Proceeds from the Issuance of Common Stock, Net                                 30                      348
                                                                     --------------------------------------
Net Cash Provided by Financing Activities                                    6,821                   27,966
                                                                     --------------------------------------
(Decrease)/Increase in Cash and Cash Equivalents                            (5,636)                   1,222
Cash and Cash Equivalents, Beginning of Year                                39,743                   31,687
Cash and Cash Equivalents, End of Period                             $     34 ,107             $     32,909
                                                                     ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
Cash Paid During the Year for Interest                               $       1,679             $      2,015
                                                                     ======================================
Cash Paid During the Year for Federal Income Taxes                   $          14             $        105
                                                                     ======================================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2003 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company"), a bank holding company and the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The
Bank has one subsidiary, Somerset Valley Investment Company, Inc. During the first quarter of 2002, Somerset Valley Investment Company, Inc. became the parent company of West End One Corp., a company incorporated in the State of Delaware, which manages an investment portfolio for the benefit of Somerset Valley Investment Company.

     The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.   Loans

     At March 31, 2003 and December 31, 2002 the composition of outstanding loans is summarized as follows:


                                                  March 31,   December 31,
                                                    2003          2002
                                                    ----          ----

           (in thousands)
           Secured by Real Estate:
              Residential Mortgage                $ 75,187     $ 73,084
              Commercial Mortgage                  110,324      102,623
              Construction                          23,941       25,011
           Commercial and Industrial                22,255       24,229
           Loans to Individuals for Automobiles      3,099        3,732
           Loans to Individuals                      9,894        8,592
           Other Loans                               1,453          914
                                                  --------     --------
                                                  $246,153     $238,185
                                                  ========     ========

     There were no loans restructured during 2003 and 2002. There were $1,000 in loans past due 90 days or more and still accruing and $1,009,000 on a non-accrual status as of March 31, 2003. There were no loans past due 90 days or more and still accruing and $658,000 on a non-accrual status as of December 31, 2002. Interest income that would have been earned for the three months ended March 31, 2003 on loans in a non-accrual status totaled approximately $13,000. Interest income that would have been earned for the three months ended March 31, 2002 on loans in a non-accrual status totaled approximately $9,000.

     Loans considered to be impaired totaled $876,000 at March 31, 2003, a valuation reserve of $308,000 is attributed to these loans.

3.   Allowance for Loan Losses

     The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                     Three Months
                                                        Ended        Year Ended
                                                       March 31,    December 31,
         (in thousands)                                 2003             2002
                                                     -----------    ------------
             Balance January 1,                         $ 2,407         $ 2,111
             Provision Charged to Operations                170             455
             Charge Offs                                    (14)           (206)
             Recoveries                                       1              47
                                                        -------         -------
             Balance End of Period                      $ 2,564         $ 2,407
                                                        =======         =======

4.   Guaranteed  Preferred  Beneficial  Interest  in  Corporation   Subordinated
     Debentures

     The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At March 31, 2003, the rate paid on this subordinated debenture of $4.0 million was based on 3-month LIBOR plus 358 basis points or 4.92% and is adjusted quarterly in January, April, July and October.

     On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At March 31, 2003, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points or 4.74% and is adjusted quarterly in March, June, September and December.

5.   New Accounting Pronouncement

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the three months ended March 31, 2003.

     While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Company did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.

     The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2003, the Company was contingently liable on financial letters of credit totaling $6,081,000, $2,340,000 of which were originated in the first quarter of this year. The Company's commitments under standby letters of credit expire at various dates through March 31, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2003 varied from 0% to 100%, and averaged 29%.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations.

6.   Stock-Based Compensation

     In 2003, there were 5,342 stock options granted. The fair value of each option granted in 2003 is estimated on the date of the grant using Black Scholes pricing model with the following weighted-average assumptions, no dividend yield; expected volatility of 29.80%, a risk free interest rate of 2.75%, and an expected life of 5.00 years. There were no options granted during 2002.

     Had compensation costs for the quarter been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below:


                                                 Quarter Ended March 31,
--------------------------------------------------------------------------------
(in thousands except per share data)             2003                   2002
--------------------------------------------------------------------------------
Net Income as Reported                           $     606           $    478
Less:  Stock-Based Compensation Costs
              Under Fair Value Based Method
               for all Awards, Net of Taxes            (18)                 -
                                                 ---------           --------
Proforma Net Income                              $     588           $    478
Earnings Per Share Basic
     As Reported                                 $    0.17           $   0.13
     Proforma                                    $    0.16           $   0.13
Earnings Per Share Diluted
     As Reported                                 $    0.16           $   0.13
     Proforma                                    $    0.16           $   0.13
--------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Non Banking Products and Affiliations
-------------------------------------

     The Company has a service agreement with Aurora Financial Group, Inc. to provide orgination/processing and closing services for residential mortgages loans. The Company sells mortgage loans to Aurora Financial Group, Inc. on a non-recourse basis and receives fee income. An employee of Aurora Financial Group, Inc. is on-site for these purposes.

     The Company also maintains a dual employee arrangement with Linsco Private Ledger to obtain commissions for the sale of variable annuities, mutual funds and other investment products.

Results of Operations
---------------------

     Net income for the first three months of 2003 was $606,000, an increase of $128,000 or 27% as compared to the same period in 2002. Earnings per share-Basic were $.17 in 2003 and $.13 in 2002. Earnings per share-Diluted were $.16 in 2003 and $.13 in 2002. Earnings per share have been restated for the stock dividends.

Net Interest Income
-------------------

     Net interest income for the first three months of 2003 was $3,472,000 compared to $2,987,000 during 2002, an increase of $485,000 or 16%.

     This increase can be mainly attributed to growth in average earning assets. Average earning assets for the first quarter of 2003 were $374.6 million, an increase of $41.3 million or 12% from the same period in 2002. Loans averaged $241.3 million during the first quarter of 2003, an increase of $28.4 million or 13% from last year. The increase in loan balances caused interest income to increase $484,000. Investment securities averaged $103.4 million, an increase of $24.2 million or 31% from the same period last year.

     The yield on loans decreased from 7.19% in 2002 to 6.78% during 2003. The decrease in yield caused interest income on loans to decrease $220,000. The yield on earning assets was 5.58% for 2003 and 6.01% for the first quarter of 2002. These decreases in yields can be attributed to the 50 basis point reduction of the prime rate in November of 2002. Overall, interest income increased $219,000.

     The overall cost of interest-bearing liabilities decreased from 2.78% in 2002 to 2.07% this year. Average interest-bearing deposits were $312.1 million for the first quarter of 2003, an increase of $38.8 million or 14% from last year. Money market deposits grew by $13.8 million or 33% from the first quarter of last year. The increase in interest-bearing deposits caused interest expense to increase $229,000. Declines in rates paid on all types of deposits caused interest expense to decrease $540,000. Federal Home Loan Bank advances and the subordinated debentures accounted for $3.2 million and $2.5 million, respectively, of the increase in total interest bearing liabilities. An aggressive, yet competitive, effort by the Bank to control its interest costs has helped to almost offset the effect of the decline in the yield of earning assets.

     Growth in the balance sheet coupled with an effort to reduce interest costs caused net interest to increase $485,000 over last year. The net interest margin improved from 3.63% in 2002 to 3.76%.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $170,000 in the first three months of 2003 as compared to $100,000 during the first three months of 2002. The increase in provision is based on the Company's most recent analysis and an increase in loans in non-accrual status of $548,000 since March 31, 2002, of this amount $351,000 occurred in the first quarter of 2003.

Other Income
------------

     During the first three months of 2003, total other income increased $138,000 or 37% from 2002. Of this amount $45,000 resulted from an increase in the cash value of bank owned life insurance and $40,000 from the sale of annuities and mutual funds, which represented 33% and 29% of this increase, respectively. Service charges on deposit accounts increased $19,000 or 10% from the same period last year.

     The Bank recognized an increase in the net gains on the sale of securities available for sale of $39,000 from the first quarter of 2002.

     Gains on the sale of total loans increased $6,000 or 15% from the same period in 2002. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter.

     Other income increased $29,000 or 23% as compared to 2002. Commissions on letters of credit and safe deposit rents represented $15,000 and $6,000 of this increase, respectively.

Other Expense
-------------

     Other expense for the first three months of 2003 increased $427,000 or 17% for the same period last year. This is attributable to the growth in total assets of $55.9 million or 16% since March 31, 2002.

     Due to the growth in assets, the Company has had to hire additional personnel. During 2002, the Company established a department to administer to Company's efforts to sell insurance, annuities and mutual funds. In addition the Company opened the Warren office in September 2002, which added to first quarter expense in comparison to 2002. These additions, together with normal salary increases caused salary and benefits to increase $210,000 or 16% from the same period last year.

     Rent on our Warren branch along with increases in rent due to the relocation of our lending offices resulted in a $79,000 or 21% increase in occupancy costs. Additionally, depreciation expenses related to building and improvement costs for these locations contributed to this increase.

     Equipment expense increased $26,000 or 20% from 2002 due to increased depreciation on furniture and equipment and an increase in equipment rentals for the locations mentioned above.

     Other expense increased $112,000 or 17% from the same period last year. Advertising expenses, legal expenses and data processing expenses represented $28,000, $14,000 and $9,000 of this increase, respectively.

Financial Condition
March 31, 2003 compared to December 31, 2002
--------------------------------------------

     Total assets were $412.7 million at March 31, 2003 increasing $7.7 million from December 31, 2002. Total loans increased $8.0 million. Loans secured by real estate and loans to individuals increased by $8.7 million and $1.3 million, respectively, while commercial and industrial loans decreased $2.0 million since December 31, 2002. Investment securities grew by $3.7 million.

     Total deposits decreased $1.2 million during the first three months of 2003. NOW accounts decreased $8.8 million from December 31, 2002 mainly due to decreased municipal deposits. Money market deposits and certificates of deposits greater than $100,000 increased $5.9 million and $1.1 million, respectively.

Asset Quality
-------------

     Loans totaling $1,000 were past due 90 days or more and still accruing as of March 31, 2003. There were no loans past due 90 days or more and still accruing as of December 31, 2003.

     Loans in a non-accrual status totaled $1,009,000 at March 31, 2003 and represented 0.41% of total loans. Loans in non-accrual status totaled $658,000 at December 31, 2002 and represented 0.28% of total loans.

     The Company had no other real estate owned at March 31, 2003.

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

     All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its ten-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgment with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

     The allowance for homogenous loans is established based on a number of factors, including current economic conditions and the loss experience with these types of loans as well as management's judgment.

     Loans are deemed to be impaired if they are 60 days or more past due for principal or interest or are in a non-accrual status. If there is insufficient collateral to pay the amount of the loan an allowance is determined over and above the amount required by the risk rating by taking the difference between the carrying amount of the loan and the present value of expected future cash flows discounted at the loan's current rate less any amounts already established by the risk rating.

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

     A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.

     At March 31, 2003, the allowance for loan losses was $2.6 million and represented 1.04% of total loans and 203.82% of non-performing loans compared to an allowance for loan losses at December 31, 2002 of $2.4 million or 1.01% of total loans and 263.06% of non-performing loans.

     Net charge-offs for the first three months of 2003 totaled $13,000 compared to $159,000 for the year ended December 31, 2002. Most of the charge-offs for 2002 were concentrated in one loan, which occurred during the first quarter.

Capital Resources
-----------------

     Total Shareholders' Equity was $23.8 million at March 31, 2003 compared to $23.2 million at December 31, 2002. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations.

     Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   March 31,       December 31,
                                                      2003             2002
                                                 -----------       ------------
        Tier 1 Capital to Risk Weighted Assets     10.28%              10.22%
        Total Capital to Risk Weighted Assets      11.20%              11.09%
        Leverage Ratio                              7.09%               7.53%

Liquidity
---------

     Cash and Cash Equivalents totaled $34.1 million at March 31, 2003, a decrease of $5.6 million since December 31, 2002.

     The decrease in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash used for investing activities totaled $13.7 million. Of this total $7.9 million was used to increase loan balances and $3.9 million was used in net purchases of investment securities. Partially offsetting these usages $6.8 million was provided by a net increase in the Bank's deposits.

ITEM 3 - CONTROLS AND PROCEDURES

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

ITEM 2-        Changes in Securities
               ---------------------
               None.

ITEM 3-        Defaults upon Senior Securities
               -------------------------------
               None.

ITEM 4-        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               Proxies were mailed to shareholders of the Company on March 26, 2003 for the Annual Meeting of Shareholders on April 24, 2003.

     I. The purpose was the election of four Directors for a term of three years.

                                             Votes For         Votes Withheld
                                             ---------         --------------
               John K. Kitchen               3,008,756             80,360
               Anthony J. Santye, Jr.        2,848,303            240,813
               Herman C. Simonse             2,856,147            232,969
               Donald R. Tourville           2,857,361            231,755

                  II. Approval of the amendment to the 2000 Incentive Stock Option Plan.

                  For           Against      Abstain        Non-Vote
                  ---           -------      -------        --------
               2,295,995        236,826       2,589         553,706

                 III. Approval of the 2003 Directors Stock Option Plan.

                  For           Against      Abstain        Non-Vote
                  ---           -------      -------        --------
               2,225,246        308,623       1,541         553,706

ITEM 5-        Other Information
               -----------------
               The common stock of the Company is traded on the Nasdaq National Market, under the trading symbol SVBF. On March 31, 2003, the closing bid of the Company's common stock was $15.50 per share.

               The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-        Exhibits and Reports on Form 8-K
               ---------------------------------
            (a)Exhibits
               --------
               99.1 Certification of Chief Executive Officer and Chief Financial Officer

            (b)Form 8-K
               -------
               There has been one report on Form 8-K filed during the first quarter of 2003.
                January 24, 2003---------Fourth Quarter Earnings

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

                                                    SVB FINANCIAL SERVICES, INC.
                                                    (Registrant)



                                                    /s/ Keith B. McCarthy
                                                    ----------------------------
                                                    Keith B. McCarthy
                                                    Chief Financial Officer
                                                    Chief Accounting Officer

Dated:  May 9, 2003

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


Date:    May 9, 2003                             By /s/
                                                    ----------------------------
                                                    President and Chief
                                                    Executive Officer
                                                    SVB Financial Services, Inc.

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


Date:  May 9, 2003                               By /s/
                                                    ----------------------------
                                                    Chief Operating Officer
                                                    SVB Financial Services, Inc.