Form 10-Q
period 2003-06-30
SVB FINANCIAL SERVICES INC
filed 2003-08-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                  |X| Yes       |_| No

      Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 126-2 of the Exchange Act).

                  |_| Yes       |X| No

As of August 12, 2003 there were 3,661,704 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     -     FINANCIAL INFORMATION

ITEM 1     -     Financial Statements

ITEM 2     -     Management's Discussion and Analysis or Plan of Operation

ITEM 3     -     Controls and Procedures

PART II    -     OTHER INFORMATION

ITEM 1     -     Legal Proceedings

ITEM 2     -     Changes in Securities

ITEM 3     -     Defaults Upon Senior Securities

ITEM 4     -     Submission of Matters to a Vote of Security Holders

ITEM 5     -     Other Information

ITEM 6     -     Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002

                                                              June 30,   December 31,
                                                                2003        2002
                                                            ------------------------
(in thousands)                                               (Unaudited)

ASSETS
Cash & Due from Banks                                         $  28,263    $  11,672
Federal Funds Sold                                                9,934       20,778
Other Short Term Investments                                        132        7,293
                                                            ------------------------
Total Cash and Cash Equivalents                                  38,329       39,743
                                                            ------------------------
Interest Bearing Time Deposits                                   13,645       13,839

Securities
   Available for Sale, at Fair Value                             52,412       46,569
   Held to Maturity (Fair Value $55,394 in 2003
       and $57,097 in 2002)                                      54,636       56,209
                                                            ------------------------
Total Securities                                                107,048      102,778
                                                            ------------------------

Loans                                                           254,059      238,185
   Allowance for Loan Losses                                     (2,643)      (2,407)
   Unearned Income                                                 (379)        (379)
                                                            ------------------------
Net Loans                                                       251,037      235,399
                                                            ------------------------

Premises & Equipment, Net                                         5,750        5,660
Bank Owned Life Insurance                                         4,091        3,000
Other Assets                                                      4,820        4,565
                                                            ------------------------
Total Assets                                                  $ 424,720    $ 404,984
                                                            ========================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                       $  56,374    $  54,221
   NOW                                                           71,135       73,426
Savings                                                          46,255       41,314
Money Market                                                     55,381       49,951
Time
   Greater than $100,000                                         28,265       27,504
   Less than $100,000                                           117,991      118,006
                                                            ------------------------
Total Deposits                                                  375,401      364,422
                                                            ------------------------

Other Borrowings                                                 16,695        9,214
Obligation Under Capital Lease                                      404          411
Guaranteed Preferred Beneficial Interest in the Corporation
   Subordinated Debentures                                        6,500        6,500
                                                            ------------------------
Total Borrowings                                                 23,599       16,125
                                                            ------------------------
Other Liabilities                                                 1,222        1,259
                                                            ------------------------
Total Liabilities                                               400,222      381,806
                                                            ------------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                          7,639        7,631
   Shares Authorized; 3,654,995 Shares in 2003 and
      3,651,003 Shares in 2002 Issued and Outstanding
Additional Paid-in Capital                                       12,074       12,041
Retained Earnings                                                 4,459        3,111
Accumulated Other Comprehensive Income                              326          395
                                                            ------------------------
Total Shareholders' Equity                                       24,498       23,178
                                                            ------------------------
Total Liabilities and Shareholders' Equity                    $ 424,720    $ 404,984
                                                            ========================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Period Ended June 30

                                                           For the Three Months Ended  For the Six Months Ended
                                                              2003          2002          2003          2002
                                                           -----------------------------------------------------
(in thousands except per share data)                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


INTEREST INCOME
Loans                                                       $  4,186      $  3,990      $  8,223      $  7,763
Securities Available for Sale                                    440           426           906           796
Securities Held to Maturity                                      461           586           948         1,130
Other Short Term Investments                                       1            21            10            49
Interest Bearing Time Deposits                                   114           134           238           266
Federal Funds Sold                                                21            58            55           149
                                                           ---------------------------------------------------
Total Interest Income                                          5,223         5,215        10,380        10,153
                                                           ---------------------------------------------------

INTEREST EXPENSE
Deposits                                                       1,393         1,731         2,889         3,538
Other Borrowings                                                 111            79           214           158
Obligation Under Capital Lease                                     5             9            10            18
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                     79            57           160           113
                                                           ---------------------------------------------------
Total Interest Expense                                         1,588         1,876         3,273         3,827
                                                           ---------------------------------------------------

Net Interest Income                                            3,635         3,339         7,107         6,326
PROVISION FOR LOAN LOSSES                                        132           135           302           235
                                                           ---------------------------------------------------
Net Interest Income after Provision for Loan Losses            3,503         3,204         6,805         6,091
                                                           ---------------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                              216           221           428           414
Gains on the Sale of Securities Available for Sale, Net           29            15            76            23
Gains on the Sale of Loans                                       106            83           152           123
Bank Owned Life Insurance                                         46            --            91            --
Other Income                                                     143           140           300           268
                                                           ---------------------------------------------------
Total Other Income                                               540           459         1,047           828
                                                           ---------------------------------------------------

OTHER EXPENSE
Salaries and Employee Benefits                                 1,472         1,346         2,992         2,656
Occupancy Expense                                                443           384           905           767
Equipment Expense                                                163           135           320           266
Other Expenses                                                   856           770         1,626         1,428
                                                           ---------------------------------------------------
Total Other Expense                                            2,934         2,635         5,843         5,117
                                                           ---------------------------------------------------

Income Before Provision for Income Taxes                       1,109         1,028         2,009         1,802
Provision for Income Taxes                                       367           379           661           675
                                                           ---------------------------------------------------
Net Income                                                  $    742      $    649      $  1,348      $  1,127
                                                           ===================================================

EARNINGS PER SHARE - Basic (1)                              $   0.20      $   0.18      $   0.37      $   0.31
                                                           ===================================================
EARNINGS PER SHARE - Diluted (1)                            $   0.20      $   0.18      $   0.36      $   0.31
                                                           ===================================================

(1)   Amounts have been restated for stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period Ended June 30, 2003

                                                                                   ACCUMULATED
                                                        ADDITIONAL                    OTHER      COMPREHENSIVE    TOTAL
                                           COMMON        PAID-IN       RETAINED   COMPREHENSIVE     INCOME/    SHAREHOLDERS'
(in thousands)                             STOCK         CAPITAL       EARNINGS   INCOME/(LOSS)     (LOSS)        EQUITY
 (Unaudited)                              ---------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003                   $7,631        $12,041        $3,111        $395                       $ 23,178
Issuance of Common Stock, Net                   8             33                                                       41
Net Income                                                               1,348                      $1,348          1,348
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                              (69)            (69)           (69)
                                                                                                  --------
Total Comprehensive Income                                                                          $1,279
                                          -------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                     $7,639        $12,074        $4,459        $326                       $ 24,498
                                          ===============================================================================


CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended June 30,

                                                    For the Three Months Ended  For the Six Months Ended
                                                        2003         2002          2003           2002
                                                    -----------------------------------------------------
(in thousands)                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Net Income                                              $742         $649         $1,348         $1,127
Other Comprehensive Income, Net of Tax
   Unrealized (Losses)/Gains Arising in  the
     Period, Net of Reclassification Adjustments         (31)         268            (69)            70
                                                    ---------------------------------------------------
Comprehensive Income                                    $711         $917         $1,279         $1,197
                                                    ===================================================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended June 30,

                                                                             2003          2002
                                                                         -------------------------
(in thousands)                                                           (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                  $  1,348      $  1,127
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                        302           235
Depreciation and Amortization                                                    341           310
Amortization of Securities Premium                                               396           231
Gains on the Sale of Securities
   Available for Sale, Net                                                       (76)          (23)
Gains on the Sale of Loans                                                      (152)         (123)
Increase in Other Assets                                                        (219)         (491)
(Decrease)/Increase in Other Liabilities                                         (37)          210
Increase in Cash Surrender Value of Bank Owned Life Insurance                    (91)           --
Increase in Unearned Income                                                       --           122
                                                                         -------------------------
Net Cash Provided By Operating Activities                                      1,812         1,598
                                                                         -------------------------
INVESTING ACTIVITIES
Decrease/(Increase) in Interest Bearing Time Deposits                            194        (2,385)
Proceeds from the Sale of Securities
   Available for Sale                                                          3,980         2,529
Proceeds from Maturities of Securities
   Available for Sale                                                         14,607         5,142
   Held to Maturity                                                           17,022        10,063
Purchases of Securities
   Available for Sale                                                        (24,337)      (19,484)
   Held to Maturity                                                          (15,967)      (20,822)
Increase in Loans, Net                                                       (15,788)      (15,839)
Capital Expenditures                                                            (431)         (820)
Purchase of Bank Owned Life Insurance                                         (1,000)           --
                                                                         -------------------------
Net Cash Used for Investing Activities                                       (21,720)      (41,616)
                                                                         -------------------------
FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand Deposits                                      (138)       11,515
Net Increase in Savings Deposits                                               4,941         7,513
Net Increase in Money Market Deposits                                          5,430        13,733
Net Increase in Time Deposits                                                    746         6,318
Proceeds of Other Borrowings
   One Year or Less                                                            9,000         1,000
   Over One Year                                                               4,000         2,000
Repayment of Other Borrowings
   One Year or Less                                                           (4,500)       (1,000)
   Over One Year                                                              (1,019)          (15)
Decrease in Obligation Under Capital Lease                                        (7)           (4)
Issuance of Guaranteed Preferred Beneficial Interest in the Corporation
      Subordinated Debentures                                                     --         2,500
Proceeds from the Issuance of Common Stock, Net                                   41           793
                                                                         -------------------------
Net Cash Provided by Financing Activities                                     18,494        44,353
                                                                         -------------------------
(Decrease)/Increase in Cash and Cash Equivalents                              (1,414)        4,335
Cash and Cash Equivalents, Beginning of Year                                  39,743        31,687
                                                                         -------------------------
Cash and Cash Equivalents, End of Period                                    $ 38,329      $ 36,022
                                                                         =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest                                      $  3,344      $  3,898
                                                                         =========================
Cash Paid During the Year for Federal Income Taxes                          $    714      $    625
                                                                         =========================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2003 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company"), a bank holding company and the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary, Somerset Valley Investment Company, Inc.. During the first quarter of 2002, Somerset Valley Investment Company, Inc. became the parent company of West End One Corp., a company incorporated in the State of Delaware, which manages an investment portfolio for the benefit of Somerset Valley Investment Company.

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2. Loans

      At June 30, 2003 and December 31, 2002 the composition of outstanding loans is summarized as follows:

                                                   June 30,     December 31,
                                                     2003           2002
                                                 ------------   ------------
          (in thousands)
          Secured by Real Estate:
             Residential Mortgage                  $ 75,998       $ 73,084
             Commercial Mortgage                    120,559        102,623
             Construction                            22,067         25,011
          Commercial and Industrial                  23,168         24,229
          Loans to Individuals for Automobiles        2,644          3,732
          Loans to Individuals                        9,530          8,592
          Other Loans                                    93            914
                                                   --------       --------
                                                   $254,059       $238,185
                                                   ========       ========

      There were no loans past due 90 days or more and still accruing at June 30, 2003 or at December 31, 2002. Loans in non-accrual status totaled $1,079,000 at June 30, 2003 and $658,000 at December 31, 2002. Interest income that would have been earned for the three and six months ended June 30, 2003 totaled approximately $14,000 and $27,000, respectively. Interest income that would have been earned for the three and six months ended June 30, 2002 totaled approximately $11,000 and $20,000, respectively.

      Loans considered to be impaired totaled $1,132,000 at June 30, 2003, a valuation reserve of $297,000 is attributed to these loans.

3. Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                           Six Months
                                              Ended           Year Ended
                                             June 30,        December 31,
      (in thousands)                          2003               2002
                                           -----------       ------------
      Balance January 1,                     $ 2,407           $ 2,111
      Provision Charged to Operations            302               455
      Charge Offs                                (70)             (206)
      Recoveries                                   4                47
                                             -------           -------
      Balance End of Period                  $ 2,643           $ 2,407
                                             =======           =======

4. Guaranteed Preferred Beneficial Interest in Corporation Subordinated
Debentures

      The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At June 30, 2003, the rate paid on this subordinated debenture of $4.0 million was based on 3-month LIBOR plus 358 basis points or 4.88% and is adjusted quarterly in January, April, July and October.

      On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At June 30, 2003, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points or 4.46% and is adjusted quarterly in March, June, September and December.

5. New Accounting Pronouncement

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the six months ended June 30, 2003.

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

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2003, the Company was contingently liable on financial letters of credit totaling

$6,134,000, of which $2,539,000 were originated in the first six months of this year. The Company's commitments under standby letters of credit expire at various dates through June 30, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at June 30, 2003 varied from 0% to 100%, and averaged 31%.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact that FIN No. 46 will have on its consolidated financial position and results of operations.

     The Company has also evaluated the impact of FIN No. 46 on variable interest entities consolidated by the Company prior to the issuance of FIN No.
46. Management has determined that SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II ("The Trusts") qualify as variable interest entities under FIN No. 46. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts hold, as its sole asset, subordinated debentures issued by the Company in 2002 and 2001. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by The Trusts on the mandatorily redeemable preferred stock. The Trusts are currently included in the Company's consolidated balance sheet and statements of income. Management believes that The Trusts should continue to be included in the Company's consolidated financial statements after the effective date of FIN No. 46. However, as additional interpretations related to entities similar to The Trusts become available, management will reevaluate its conclusion that The Trusts should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation's current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Corporation's financial condition, results of operations, or disclosures.

      The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No.
150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

6. Stock-Based Compensation

      For the three months ended June 30, 2003, there were 160,500 stock options granted. The fair value of each option granted during this period is estimated on the date of grant using the Black Scholes pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 32.52%, a risk-free interest rate of 2.86% and an expected life of 5.00 years. There were no options granted during 2002.

      For the six months ended June 30, 2003, there were 165,842 stock options granted. The fair value of each option granted during this period is estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 32.43%, a risk-free interest rate of 2.85% and an expected life of 5.00 years.

      Had compensation costs for the quarter been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three month and six month periods ended June 30, 2003:

                                         For the Three Months      For the Six Months
                                             Ended June 30           Ended June 30
--------------------------------------------------------------------------------------
(in thousands except per share data)        2003        2002        2003         2002
--------------------------------------------------------------------------------------
Net Income as Reported                     $  742      $  649     $ 1,348      $ 1,127
Less: Stock-Based Compensation Costs         (547)         --        (565)          --
                                          -------     --------------------------------
Proforma Net Income                        $  195      $  649     $   783      $ 1,127
Earnings Per Share Basic
     As Reported                           $ 0.20      $ 0.18     $  0.37      $  0.31
     Proforma                              $ 0.04      $ 0.18     $  0.20      $  0.31
Earnings Per Share Diluted
     As Reported                           $ 0.20      $ 0.18     $  0.36      $  0.31
     Proforma                              $ 0.04      $ 0.18     $  0.20      $  0.31

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies, Judgments and Estimates
-----------------------------------------------------

      The Company's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Company's overall financial performance. All accounting policies are important, and all policies should be reviewed for greater understanding of how the Company's financial performance is recorded and reported.

      In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Company's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Company, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. Our accounting policies related to this area are described further in this report under the section labeled "Allowance for Loan Losses."

      The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

Overview
--------

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

Results of Operations
---------------------

      Net income for the first six months of 2003 was $1,348,000, an increase of $221,000 or 20% as compared to the same period in 2002. Earnings per share-Basic were $.37 in 2003 and $.31 in 2002. Earnings per share-Diluted were $.36 in 2003 and $.31 in 2002. Earnings per share have been restated for the stock dividends.

Net Interest Income
-------------------

      Net interest income for the first six months of 2003 was $7,107,000 compared to $6,326,000 during 2002, an increase of $781,000 or 12%.

      This increase can be mainly attributed to growth in average earning assets of $38.9 million. Average earning assets for the period ending June 30, 2003 were $376.8 million, which represented a 12% increase from 2002. Loans averaged $245.7 million during the first half of 2003, an increase of $28.8 million or 13%. This increase in loan balances caused interest income to increase $984,000. Investment securities averaged $105.1 million, an increase of $20.4 million or 24% from the same period last year.

      The yield on loans decreased from 7.21% in 2002 to 6.75% during 2003. The decrease in yield caused interest income on loans to decline by $524,000. Investment securities experienced a decrease of 111 basis points in total yield to 3.56% causing interest income to decline by $474,000, which more than offset the increase in growth. These decreases can be attributed to the 50 basis point reduction of the prime rate in November of 2002 and the decrease in market yields. The yield on earning assets was 5.56% for the first six months of 2003 and 6.06% for the same period in 2002. Overall, interest income increased $227,000.

      The overall cost of interest-bearing liabilities decreased from 2.66% during 2002 to 1.98% this year. Average interest-bearing deposits were $312.9 million for the first six months of 2003, an increase of $34.1 million or 12% from last year. The increase in interest-bearing deposits caused interest expense to grow by $394,000. Declines in rates paid on all types of deposits caused interest expense to decrease $1,043,000. The Bank continues to maintain an aggressive, yet competitive effort to control its interest costs, which has helped to almost offset the effect of the decline in the yield of earning assets. Federal Home Loan Bank advances accounted for $5.3 million of the increase in total interest-bearing liabilities.

      Growth in the balance sheet in conjunction with an effort to reduce interest costs caused net interest income to increase $781,000 over 2002. The net interest margin improved from 3.78% in 2002 to 3.80% this year.

Provision for Loan Losses
-------------------------

      The provision for loan losses was $302,000 in the first six months of 2003 as compared to $235,000 during the first six months of 2002. The increase in provision is based on the Company's most recent analysis and an increase in loans in non-accrual status of $537,000 since June 30, 2002, of this amount $421,000 occurred in the first six months of 2003.

Other Income
------------

      During the first six months of 2003, total other income increased $219,000 or 26% from 2002. An increase in the cash value of bank owned life insurance represented $91,000 of this amount and fees from the sale of annuities and mutual funds were $74,000. Both of these sources of non-interest income represented 75% of the increase over 2002. Service charges on deposit accounts increased $14,000 from the same period last year.

      The Bank recognized an increase in the net gains on the sale of securities available for sale of $53,000 from the first half of 2002.

      Gains on the sale of loans increased $29,000 or 24% from the same period in 2002. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter.

      Other income increased $32,000 or 12% as compared to 2002.

Other Expense
-------------

      Total other expense for the first six months of 2003 increased $726,000 or 14% for the same period last year. This growth is attributable to the increase in total assets of $50.7 million or 14% since June 30, 2002.

      Due to the growth in assets and the effort to expand services, the Company has had to hire additional personnel. During 2002, the Company established a department to administer to Company's efforts to sell insurance, annuities and mutual funds. In addition, the Company opened the Warren office in late 2002, which added to an increase in expenses. These additions, together with normal salary increases and higher benefit costs, caused salary and benefits to increase $336,000 or 13% from the same period last year.

      Rent on our Warren branch, along with increases in rent due to the relocation of our lending offices, resulted in a $138,000 or 18% increase in occupancy costs. Additionally, depreciation expenses related to building and improvement costs for these locations contributed to this increase.

      Equipment expense increased $54,000 or 20% from 2002 due to increased depreciation on furniture and equipment and an increase in equipment rentals for the locations mentioned above.

      Other expense increased $198,000 or 14% from the same period last year. Advertising expenses, legal expenses, insurance costs and data processing expenses represented $53,000, $51,000, $32,000 and $18,000 of this increase, respectively.

Financial Condition
June 30, 2003 compared to December 31, 2002
-------------------------------------------

      Total assets were $424.7 million at June 30, 2003 increasing $19.7 million from December 31, 2002. Total loans increased $15.9 million. Loans secured by real estate and loans to individuals increased by $17.9 million and $938,000, respectively, while commercial and industrial loans and loans to individuals for automobiles each decreased $1.1 million. Other loans also reflected a decrease of $821,000. Investment securities grew by $4.3 million.

      Total deposits increased $11.0 million during the first six months of 2003. Money market accounts, savings accounts and non-interest bearing accounts increased $5.4 million, $4.9 million and $2.2 million, respectively. NOW accounts decreased $2.3 million during 2003.

Asset Quality
-------------

      There were no loans past due 90 days or more and still accruing as of June 30, 2003 or as of December 31, 2003.

      Loans in a non-accrual status totaled $1,079,000 at June 30, 2003 and represented 0.42% of total loans. Loans in non-accrual status totaled $658,000 at December 31, 2002 and represented 0.28% of total loans.

      The Company had no other real estate owned at June 30, 2003.

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

      The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP),"Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

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

      At June 30, 2003, the allowance for loan losses was $2.6 million and represented 1.04% of total loans and 200.38% of non-performing loans compared to an allowance for loan losses at December 31, 2002 of $2.4 million or 1.01% of total loans and 263.06% of non-performing loans.

      Net charge-offs for the first six months of 2003 totaled $66,000 compared to $159,000 for the year ended December 31, 2002. Most of the charge-offs for 2002 were concentrated in one loan, which occurred during the first quarter.

Capital Resources
-----------------

      Total Shareholders' Equity was $24.5 million at June 30, 2003 compared to $23.2 million at December 31, 2002. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                     June 30,    December 31,
                                                       2003          2002
                                                    ----------   ------------
         Tier 1 Capital to Risk Weighted Assets       10.32%        10.22%
         Total Capital to Risk Weighted Assets        11.24%        11.09%
         Leverage Ratio                                7.15%         7.53%

Liquidity
---------

      Cash and Cash Equivalents totaled $38.3 million at June 30, 2003, a decrease of $1.4 million since December 31, 2002.

      The decrease in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash used for investing activities totaled $21.7 million. Of this total, $15.8 million was used to increase loan balances and $4.7 million was used in net purchases of investment securities. Partially offsetting these usages $11.0 million was provided by a net increase in the Bank's deposits and $7.5 million was provided through FHLB advances.

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

            None.

ITEM 4-     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

ITEM 5-     Other Information
            -----------------

            The common stock of the Company is traded on the Nasdaq National Market, under the trading symbol SVBF. On June 30, 2003, the closing bid of the Company's common stock was $16.32 per share.

            The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits
            --------

            31    Certifications
            32    906 Certification

      (b)   Form 8-K
            --------

            There have been two reports on Form 8-K filed during the second quarter of 2003.

                  April 14, 2003--------First Quarter Earnings Release May 14, 2003----------Application for Flemington Branch

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

Dated: August 13, 2003