Form 10-Q
period 2003-09-30
SVB FINANCIAL SERVICES INC
filed 2003-11-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

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

                             |X| Yes         |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

                             |_| Yes         |X| No

As of November 12, 2003 there were 3,846,029 shares of common stock, $2.09 par value outstanding. The number of shares outstanding has been adjusted for a declared stock dividend of 5% on October 30, 2003.

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

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002

                                                              September 30,   December 31,
                                                                  2003            2002
                                                              -------------   ------------
(in thousands)                                                 (Unaudited)
ASSETS
Cash & Due from Banks                                           $  30,548      $  11,672
Federal Funds Sold                                                  2,164         20,778
Other Short Term Investments                                          250          7,293
                                                                ------------------------
Total Cash and Cash Equivalents                                    32,962         39,743
                                                                ------------------------
Interest Bearing Time Deposits                                     11,850         13,839

Securities
   Available for Sale, at Fair Value                               48,879         46,569
   Held to Maturity  (Fair Value $58,233 in 2003                   57,801         56,209
       and $54,843 in 2002)
                                                                ------------------------
Total Securities                                                  106,680        102,778
                                                                ------------------------

Loans                                                             260,840        238,185
   Allowance for Loan Losses                                       (2,581)        (2,407)
   Unearned Income                                                   (358)          (379)
                                                                ------------------------
Net Loans                                                         257,901        235,399
                                                                ------------------------

Premises & Equipment, Net                                           5,587          5,660
Bank Owned Life Insurance                                           4,139          3,000
Other Assets                                                        4,950          4,565
                                                                ------------------------
Total Assets                                                    $ 424,069      $ 404,984
                                                                ========================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Demand
   Non-interest Bearing                                         $  53,360      $  54,221
   NOW                                                             74,883         73,426
Savings                                                            47,342         41,314
Money Market                                                       55,685         49,951
Time
   Greater than $100,000                                           27,371         27,504
   Less than $100,000                                             115,993        118,006
                                                                ------------------------
Total Deposits                                                    374,634        364,422
                                                                ------------------------

Other Borrowings                                                   16,186          9,214
Obligation Under Capital Lease                                        401            411
Guaranteed Preferred Beneficial Interest in the Corporation
   Subordinated Debentures                                          6,500          6,500
                                                                ------------------------
Total Borrowings                                                   23,087         16,125
                                                                ------------------------
Other Liabilities                                                   1,393          1,259
                                                                ------------------------
Total Liabilities                                                 399,114        381,806
                                                                ------------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                            7,656          7,631
   Shares Authorized; 3,662,885 Shares in 2003 and
      3,453,420 Shares in 2002 Issued and Outstanding
Additional Paid-in Capital                                         12,122         12,041
Retained Earnings                                                   5,198          3,111
Accumulated Other Comprehensive (Loss)/Income                         (21)           395
                                                                ------------------------
Total Shareholders' Equity                                         24,955         23,178
                                                                ------------------------
Total Liabilities and Shareholders' Equity                      $ 424,069      $ 404,984
                                                                ========================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Period Ended September 30

                                                           For the Three Months Ended  For the Nine Months Ended
                                                               2003          2002          2003          2002
                                                           -----------------------------------------------------
                                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

(in thousands except per share data)
INTEREST INCOME
Loans                                                        $  4,221      $  4,168      $ 12,444      $ 11,931
Securities Available for Sale                                     357           420         1,263         1,216
Securities Held to Maturity                                       420           572         1,368         1,702
Other Short Term Investments                                        3            19            13            68
Interest Bearing Time Deposits                                     99           142           337           408
Federal Funds Sold                                                 18            51            73           200
                                                             --------------------------------------------------
Total Interest Income                                           5,118         5,372        15,498        15,525
                                                             --------------------------------------------------

INTEREST EXPENSE
Deposits                                                        1,322         1,667         4,211         5,205
Other Borrowings                                                  128            96           342           254
Obligation Under Capital Lease                                      5             8            15            26
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                      78            90           238           203
                                                             --------------------------------------------------
Total Interest Expense                                          1,533         1,861         4,806         5,688
                                                             --------------------------------------------------

Net Interest Income                                             3,585         3,511        10,692         9,837
PROVISION FOR LOAN LOSSES                                          95           125           397           360
                                                             --------------------------------------------------
Net Interest Income after Provision for Loan Losses             3,490         3,386        10,295         9,477
                                                             --------------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                               214           214           642           628
Gains on the Sale of Securities Available for Sale, Net            22            50            98            73
Gains on the Sale of Loans                                        146            26           298           149
Bank Owned Life Insurance                                          48            --           139            --
Other Income                                                      120            86           420           354
                                                             --------------------------------------------------
Total Other Income                                                550           376         1,597         1,204
                                                             --------------------------------------------------

OTHER EXPENSE
Salaries and Employee Benefits                                  1,468         1,379         4,460         4,035
Occupancy Expense                                                 445           391         1,350         1,158
Equipment Expense                                                 159           142           479           408
Other Expenses                                                    860           814         2,486         2,242
                                                             --------------------------------------------------
Total Other Expense                                             2,932         2,726         8,775         7,843
                                                             --------------------------------------------------

Income Before Provision for Income Taxes                        1,108         1,036         3,117         2,838
Provision for Income Taxes                                        370           386         1,030         1,061
                                                             --------------------------------------------------
Net Income                                                   $    738      $    650      $  2,087      $  1,777
                                                             ==================================================

EARNINGS PER SHARE - Basic (1)                               $   0.19      $   0.17      $   0.54      $   0.48
                                                             ==================================================
EARNINGS PER SHARE - Diluted (1)                             $   0.19      $   0.17      $   0.53      $   0.47
                                                             ==================================================

(1)   Amounts have been restated for stock dividends (see Note 7).

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period Ended September 30, 2003
(Unaudited)

                                                                               ACCUMULATED
                                                      ADDITIONAL                  OTHER     COMPREHENSIVE    TOTAL
                                          COMMON       PAID-IN      RETAINED  COMPREHENSIVE    INCOME/    SHAREHOLDERS'
(in thousands)                            STOCK        CAPITAL      EARNINGS  INCOME/(LOSS)    (LOSS)        EQUITY
                                          -----------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003                  $7,631       $12,041       $3,111        $395                      $23,178
Issuance of Common Stock, Net                 25            81                                                   106
Net Income                                                            2,087                    $2,087          2,087
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                          (416)         (416)          (416)
                                                                                               ------
Total Comprehensive Income                                                                     $1,671
                                          --------------------------------------------------------------------------
BALANCE, September 30, 2003               $7,656       $12,122       $5,198        $(21)                     $24,955
                                          ==========================================================================

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME
For the Period Ended September 30,                  For the Three Months Ended  For the Nine Months Ended
                                                        2003         2002         2003          2002
                                                    ----------------------------------------------------
(in thousands)                                       (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)

Net Income                                              $738         $650         $2,087       $1,777
Other Comprehensive Income, Net of Tax
   Unrealized (Losses)/Gains Arising in the
                                                        (347)         105           (416)         175
     Period, Net of Reclassification Adjustments
                                                       ----------------------------------------------
Comprehensive Income                                    $391         $755         $1,671       $1,952
                                                       ==============================================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             2003         2002
                                                                          ------------------------
For the Period Ended September 30,                                        (Unaudited)  (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                                 $  2,087     $  1,777
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                                       397          360
Depreciation and Amortization                                                   511          467
Amortization of Securities Premium                                              641          388
Gains on the Sale of Securities
   Available for Sale, Net                                                      (98)         (73)
Gains on the Sale of Loans                                                     (298)        (149)
Increase in Other Assets                                                       (172)        (753)
Increase in Other Liabilities                                                   134          339
Increase in Cash Surrender Value of Bank Owned Life Insurance                  (139)          --
(Decrease)/Increase in Unearned Income                                          (21)         138
                                                                           ---------------------
Net Cash Provided By Operating Activities                                     3,042        2,494
                                                                           ---------------------
INVESTING ACTIVITIES
Decrease/(Increase) in Interest Bearing Time Deposits                         1,989       (3,579)
Proceeds from the Sale of Securities
   Available for Sale                                                         5,010        6,021
Proceeds from Maturities of Securities
   Available for Sale                                                        22,472       10,898
   Held to Maturity                                                          27,549       20,333
Purchases of Securities
   Available for Sale                                                       (30,638)     (29,254)
   Held to Maturity                                                         (29,467)     (33,067)
Increase in Loans, Net                                                      (22,580)     (27,217)
Capital Expenditures                                                           (438)        (990)
Purchase of Bank Owned Life Insurance                                        (1,000)          --
                                                                           ---------------------
Net Cash Used for Investing Activities                                      (27,103)     (56,855)
                                                                           ---------------------
FINANCING ACTIVITIES
Net Increase in Demand Deposits                                                 596       20,218
Net Increase in Savings Deposits                                              6,028        6,199
Net Increase in Money Market Deposits                                         5,734       11,558
Net (Decrease)/Increase in Time Deposits                                     (2,146)      10,380
Proceeds of Other Borrowings
   One Year or Less                                                          14,000        1,000
   Over One Year                                                              4,000        3,500
Repayment of Other Borrowings
   One Year or Less                                                         (10,000)      (1,000)
   Over One Year                                                             (1,028)         (24)
Decrease in Obligation Under Capital Lease                                      (10)          (6)
Issuance of Guaranteed Preferred Beneficial Interest in the Corporation
   Subordinated Debentures                                                       --        2,500
Proceeds from the Issuance of Common Stock, Net                                 106          796
                                                                           ---------------------
Net Cash Provided by Financing Activities                                    17,280       55,121
                                                                           ---------------------
(Decrease)/Increase in Cash and Cash Equivalents                             (6,781)         760
Cash and Cash Equivalents, Beginning of Year                                 39,743       31,687
                                                                           ---------------------
Cash and Cash Equivalents, End of Period                                   $ 32,962     $ 32,447
                                                                           =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest                                     $  4,904     $  5,796
                                                                           =====================
Cash Paid During the Year for Federal Income Taxes                         $  1,069     $  1,075
                                                                           =====================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company") is a bank holding company and the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary, Somerset Valley Investment Company, Inc.. Somerset Valley Investment Company, Inc. is the parent company of West End One Corp., a company incorporated in the State of Delaware, which manages an investment portfolio for the benefit of Somerset Valley Investment Company.

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.    Loans

      At September 30, 2003 and December 31, 2002 the composition of outstanding loans is summarized as follows:

                                          September 30,  December 31,
                                              2003           2002
                                          -------------  ------------
         (in thousands)
         Secured by Real Estate:
            Residential Mortgage            $ 76,129       $ 73,084
            Commercial Mortgage              124,523        102,623
            Construction                      26,216         25,011
         Commercial and Industrial            22,378         24,229
         Loans to Individuals                 11,229         12,324
         Other Loans                             365            914
                                            --------       --------
                                            $260,840       $238,185
                                            ========       ========

      There were $1,000 in loans past due 90 days or more and still accruing at September 30, 2003. There were no loans past due 90 days or more and still accruing at December 31, 2002. Loans in non-accrual status totaled $890,000 at September 30, 2003 and $658,000 at December 31, 2002. Interest income that would have been earned for the three and nine months ended September 30, 2003 totaled approximately $18,000 and $45,000, respectively. Interest income that would have been earned for the three and nine months ended September 30, 2002 totaled approximately $14,000 and $34,000, respectively.

      Loans considered to be impaired totaled $1,127,000 at September 30, 2003, a valuation reserve of $171,000 is attributed to these loans.

3.    Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                               Nine Months
                                                  Ended        Year Ended
                                               September 30,  December 31,
          (in thousands)                           2003           2002
                                               -------------  ------------
          Balance January 1,                     $ 2,407        $ 2,111
          Provision Charged to Operations            397            455
          Charge Offs                               (228)          (206)
          Recoveries                                   5             47
                                                 -------        -------
          Balance End of Period                  $ 2,581        $ 2,407
                                                 =======        =======

4. Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures

      The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At September 30, 2003, the rate paid on this subordinated debenture of $4.0 million was based on 3-month LIBOR plus 358 basis points or 4.69% and is adjusted quarterly in January, April, July and October.

      On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At September 30, 2003, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points or 4.59% and is adjusted quarterly in March, June, September and December.

5.    New Accounting Pronouncement

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the disclosure provisions of FIN No. 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not materially impact the Company's financial condition or results of operations at or for the nine months ended September 30, 2003.

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

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At September 30, 2003, the Company was contingently liable on financial letters of credit totaling $6,727,000, of which $3,176,000 were originated in the first nine months of this year. The Company's commitments under standby letters of credit expire at various dates through September 30, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at September 30, 2003 varied from 0% to 100%, and averaged 28%.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN No. 46 ("FIN No. 46 Interpretation"). The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, "Effective Date of FIN No. 46", apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 also requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN No. 46 does not materially impact the Company.

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

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company's current business operations, the adoption of the provisions of SFAS No. 149 did not materially impact the Company's financial condition, results of operations, or disclosures.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company's current business operations, the provisions of SFAS No. 150 did not impact the Company's financial condition, results of operations, or disclosures.

6.    Stock-Based Compensation

      For the three months ended September 30, 2003, there were no stock options granted. There were no options granted during 2002.

      For the nine months ended September 30, 2003, there were 174,134 stock options granted. The fair value of each option granted during this period is estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 32.43%, a risk-free interest rate of 2.85% and an expected life of 5.00 years.

      Had compensation costs for the quarter been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three month and nine month periods ended September 30, 2003:

                                           For the Three Months       For the Nine Months
                                            Ended September 30        Ended September 30
------------------------------------------------------------------------------------------
(in thousands except per share data)         2003         2002         2003          2002
------------------------------------------------------------------------------------------
Net Income as Reported                     $   738      $   650      $ 2,087       $ 1,777
Less:  Stock-Based Compensation Costs           --           --         (607)           --
                                           -----------------------------------------------
Proforma Net Income                        $   738      $   650      $ 1,480       $ 1,777
Earnings Per Share Basic
     As Reported                           $  0.19      $  0.17      $  0.54       $  0.48
     Proforma                              $  0.19      $  0.17      $  0.39       $  0.48
Earnings Per Share Diluted
     As Reported                           $  0.19      $  0.17      $  0.53       $  0.47
     Proforma                              $  0.19      $  0.17      $  0.38       $  0.47

7.    Subsequent Event

      On October 30, 2003, the Board of Directors of the Company declared a 5% stock dividend payable December 3, 2003 to holders of record as of November 17, 2003. Per share information in this Form 10-QSB report has been restated to reflect the affects of the stock dividend.

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

      The Company acts as an agent for AIG Annuity Insurance Company under an agreement defining the terms and conditions under which the Company's licensed producers generate fixed insurance products.

      The Company also maintains a dual employee arrangement with Linsco Private Ledger to obtain commissions for the sale of variable annuities, mutual funds and other investment products.

Results of Operations
---------------------

      Net income for the first nine months of 2003 was $2,087,000, an increase of $310,000 or 17% as compared to the same period in 2002. Earnings per share-Basic were $.54 in 2003 and $.48 in 2002. Earnings per share-Diluted were $.53 in 2003 and $.47 in 2002. Earnings per share have been restated for the stock dividends.

Net Interest Income
-------------------

      Net interest income for the first nine months of 2003 was $10,692,000 compared to $9,837,000 during 2002, an increase of $855,000 or 9%.

      This increase can be mainly attributed to growth in average earning assets of $35.4 million. Average earning assets for the period ending September 30, 2003 were $379.5 million, which represented a 10% increase from 2002. Loans averaged $250.0 million during the first nine months of 2003, an increase of $27.9 million or 13%. This increase in loan balances caused interest income to increase $1,429,000. Investment securities averaged $105.1 million, an increase of $17.3 million or 20% from the same period last year.

      The yield on loans decreased from 7.18% in 2002 to 6.66% during 2003. The decrease in yield caused interest income on loans to decline by $916,000. Investment securities experienced a decrease of 116 basis points in total yield to 3.38% causing interest income to decline by $783,000, which more than offset the increase in growth. These decreases can be attributed to the overall 75 basis point reduction of the prime rate since November of 2002 as well as the decrease in other market rates. These rates were also effected by prepayments on fixed rate loans by commercial and consumer customers who wished to take advantage of lower rates. The yield on earning assets was 5.46% for the first nine months of 2003 and 6.03% for the same period in 2002. Overall, interest income increased $855,000.

      The overall cost of interest-bearing liabilities decreased from 2.21% during 2002 to 1.69% this year. Average interest-bearing deposits were $315.3 million for the first nine months of 2003, an increase of $32.0 million or 11% from last year. The increase in interest-bearing deposits caused interest expense to grow by $523,000. Declines in rates paid on all types of deposits caused interest expense to decrease $1,517,000. The Bank continues to maintain an aggressive, yet competitive effort to control its interest costs, which has helped to almost offset the effect of the decline in the yield of earning assets. Federal Home Loan Bank advances accounted for $5.7 million of the increase in total average interest-bearing liabilities.

      Growth in the balance sheet in conjunction with an effort to reduce interest costs caused net interest income to increase $855,000 over 2002. The net interest margin decreased from 3.82% in 2002 to 3.77% this year.

Provision for Loan Losses
-------------------------

      The provision for loan losses was $397,000 in the first nine months of 2003 as compared to $360,000 during the first nine months of 2002. The increase in provision is based on the Company's most recent analysis and an increase in loans in non-accrual status of $198,000 since September 30, 2002.

Other Income
------------

      During the first nine months of 2003, total other income increased $393,000 or 33% from 2002. An increase in the cash value of bank owned life insurance represented $139,000 of this amount and fees from the sale of annuities and mutual funds were $91,000. Both of these sources of non-interest income represented 59% of the increase over 2002. Service charges on deposit accounts increased $14,000 from the same period last year.

      The Bank recognized an increase in the net gains on the sale of securities available for sale of $25,000 from the first nine months of 2002.

      Gains on the sale of loans increased $149,000 or 100% from the same period in 2002. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter.

      Other income increased $66,000 or 19% as compared to 2002 which is attributed to the increase in the cash value of bank owned life insurance and fees from the sale of annuities and mutual funds. This was offset by a decrease from last year's mortgage servicing fees, as well as a one-time gain realized from the demutualization of the Company's health insurance provider during 2002.

Other Expense
-------------

      Total other expense for the first nine months of 2003 increased $932,000 or 12% for the same period last year. Due to the growth in assets and the effort to expand services, the Company has had to hire additional personnel. During 2002, the Company established a department to administer to Company's efforts to sell insurance, annuities and mutual funds. In addition, the Company opened the Warren office in late 2002, which added to an increase in expenses. These additions, together with normal salary increases and higher benefit costs, caused salary and benefits to increase $425,000 or 11% from the same period last year.

      Rent on the Warren branch, along with increases in rent due to the relocation of the lending offices to our expanded facility at 70 East Main Street, Somerville, New Jersey, resulted in a $192,000 or 17% increase in occupancy costs. Additionally, depreciation expenses related to building and improvement costs for these locations contributed to this increase.

      Equipment expense increased $71,000 or 17% from 2002 due to increased depreciation on furniture and equipment and an increase in equipment rentals for the locations mentioned above.

      Other expense increased $244,000 or 11% from the same period last year. Advertising expenses, data processing expenses and insurance costs represented $124,000, $75,000, and $50,000 of this increase, respectively. Advertising costs increased due to the promotion of our introduction into the annuity and mutual fund market, as well as advertising new banking products, most notably the newly created "Preferred" and "Premier" relationship checking accounts.

Financial Condition
September 30, 2003 compared to December 31, 2002
------------------------------------------------

     Total assets were $424.1 million at September 30, 2003 increasing $19.1 million from December 31, 2002. Total loans increased $22.7 million. Loans secured by real estate increased by $26.2 million. Commercial and industrial loans, loans to individuals and other loans decreased $1.9 million, $1.1 million and $549,000, respectively. Investment securities grew by $3.9 million while interest bearing time deposits decreased by $2.0 million.

      Total deposits increased $10.2 million during the first nine months of 2003. Savings accounts, money market accounts and NOW accounts increased $6.0 million, $5.7 million and $1.5 million, respectively. Total certificates of deposits and non-interest bearing accounts decreased $2.1 million and $861,000, respectively.

Asset Quality
-------------

      There were $1,000 in loans past due 90 days or more and still accruing as of September 30, 2003. There were no loans past due 90 days and still accruing as of December 31, 2002.

      Loans in a non-accrual status totaled $890,000 at September 30, 2003 and represented 0.34% of total loans. Loans in non-accrual status totaled $658,000 at December 31, 2002 and represented 0.28% of total loans.

      The Company had no other real estate owned at September 30, 2003.

Allowance for Loan Losses
-------------------------

      The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management determines the adequacy of the allowance on a monthly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for all commercial loans based upon a risk rating assigned to the loan, an allowance for homogeneous types of loans such as consumer installment loans, residential mortgage loans and home equity loans, and an additional allowance for loans deemed to be impaired and an unallocated portion. The Company consistently applies the following comprehensive methodology:

      All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its twelve-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgment with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

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

      The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. This amount totaled $4,000 at September 30, 2003. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

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

      At September 30, 2003, the allowance for loan losses was $2.6 million and represented 0.99% of total loans and 262.03% of non-performing loans compared to an allowance for loan losses at December 31, 2002 of $2.4 million or 1.01% of total loans and 263.06% of non-performing loans.

      Net charge-offs for the first nine months of 2003 totaled $223,000 compared to $159,000 for the year ended December 31, 2002. Most of the charge-offs for 2002 were concentrated in one loan, which occurred during the first quarter. Of the 2003 charge-offs, $139,000 occurred during the third quarter and are represented one loan.

Capital Resources
-----------------

      Total Shareholders' Equity was $25.0 million at September 30, 2003 compared to $23.2 million at December 31, 2002. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations, as permitted by FDIC regulations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   September 30,    December 31,
                                                       2003             2002
                                                   -------------    ------------
         Tier 1 Capital to Risk Weighted Assets       10.31%           10.22%
         Total Capital to Risk Weighted Assets        11.19%           11.09%
         Leverage Ratio                                7.15%            7.53%

Liquidity
---------

      Cash and Cash Equivalents totaled $33.0 million at September 30, 2003, a decrease of $6.8 million since December 31, 2002.

      The decrease in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash used for investing activities totaled $27.1 million. Of this total, $22.6 million was used to increase loan balances and $5.1 million was used in net purchases of investment securities. Partially offsetting these usages $10.2 million was provided by a net increase in the Bank's deposits with savings and money market deposits experiencing the greatest increases. An additional $7.0 million was provided through FHLB advances.

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

      None.

ITEM 3- Defaults upon Senior Securities
        -------------------------------

      None.

ITEM 4- Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.

ITEM 5- Other Information
        ------------------

      The common stock of the Company is traded on the Nasdaq National Market Small-Cap, under the trading symbol SVBF. On September 30, 2003, the closing bid of the Company's common stock was $16.30 per share.

      The Company has a web site located at www.somersetvalleybank.com.

ITEM 6- Exhibits and Reports on Form 8-K
        ---------------------------------

      (a)   Exhibits
            --------
      31    Certifications
      32    906 Certification

      (b)   Form 8-K
            --------

      There have been two reports on Form 8-K filed during the second quarter of 2003.

        July 15, 2003----------Second Quarter Earnings Release
        August 21, 2003--------Contract for Purchase of Real Estate

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

Dated: November 13, 2003