Form 10-K
period 2003-12-31
SVB FINANCIAL SERVICES INC
filed 2004-03-29
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

      Commission File Number ___________

                          SVB Financial Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                           22-3438058
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

  70 East Main Street, Somerville, NJ                             08876
(Address of Principal Executive Offices)                        (Zip Code)

               (908) 541-9500
(Issuer's Telephone Number, Including Area Code)

          Securities to be registered under Section 12 (b) of the Act:

Title Of Each Class                    Name Of Each Exchange On Which Registered
-------------------                    -----------------------------------------
Common Stock $2.09 par value           NASDAQ National Market System

      Securities to be registered under Section 12 (g) of the Act:

                          Common Stock $2.09 par value
                                (Title of Class)

      Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

      Indicate by check mark whether the registrant is an accelerate filer (as defined in Exchange Act Rule 12 (b) 2. Yes |_| No |X|

      The issuer's revenues for the most recent fiscal year were $22,718,000. The aggregate market value of voting stock held by non affiliates of the registrant as of March 17, 2004 was $40,714,000.

      The number of shares of the registrants common stock as of March 17, 2004 was 3,860,903.

      The following documents are incorporated by reference.

            The Annual Report to security holders for the fiscal year ended December 31, 2003.

            The Proxy Statement for the annual meeting of security holders April 29, 2004.

                                     PART I

ITEM 1. BUSINESS.

General

      SVB Financial Services, Inc. (the "Company") is a New Jersey business company and a bank holding company. The Company was incorporated on February 7, 1996 for the purpose of acquiring Somerset Valley Bank (the "Bank") and thereby enabling the Bank to operate within a holding company structure. On May 30, 1996, the shareholders of the Bank approved the acquisition by the Company. On September 3, 1996, the shares of the Company were exchanged for those of the Bank. The Company also owns SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II in connection with its issuance of subordinated debentures.

      The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 2003, the Bank had total assets of $431.1 million. Based on total deposits as of June 30, 2003, the Bank was ranked 61 of 176 commercial banks and savings banks in New Jersey. The Bank opened full service banking offices in Hillsborough Township in 1996, Bridgewater Township in 1997, the Arbor Glen retirement community in 1998, Manville Borough in 1999, Aberdeen and Bernards Townships in 2000, Edison Township in 2001, Warren Township in 2002 and in Flemington at the Reading Ridge commercial center in February of 2004. A mini facility with a drive-up was opened on Gaston Avenue in Somerville in 1998 to augment the Bank's Main Office which has no drive-up. The Bank has received regulatory approval to open full service banking offices on Middlesex Avenue in Metuchen, on Route 31 in Flemington and the intersection of Hadley Center Drive and Stelton Road in South Plainfield. All of the these offices are expected to open in 2004.

      The Bank has two subsidiaries. Somerset Valley Investment Company, Inc., which is 100% owned by the Bank. Somerset Valley Investment Company, Inc. owns 100% of the stock of West End One Corp., which is incorporated in the State of Delaware. West End One Corp. manages an investment portfolio similar to the Bank's earning assets.

      The Bank provides a wide range of commercial and consumer banking services.

      Deposit services include business and personal checking accounts, interest-bearing NOW accounts, money market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 2003, the Bank had $379.0 million in deposits and approximately 21,000 deposit accounts.

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

      Small and medium sized businesses, professionals and real estate developers make up the primary focus of the Bank's lending efforts. The Bank is a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans. Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Residential and commercial mortgages are also provided by the Bank.

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

      As of December 31, 2003, the Bank had approximately 3,200 loans of all types totaling $268.5 million.

      Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, traveler's cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard processing. The Bank has eleven ATM machines and the Bank is a member of the STAR, PLUS and NYCE networks.

      The Bank offers customers access to their accounts through a telephone or personal computer via the Internet at www.somersetvalleybank.com. Customers can check balances, monitor account activity, make transfers and pay bills. A MasterMoney (TM) debit card is also offered allowing customers to access funds anywhere MasterCard is accepted.

      The Bank's data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other Banks. Not all of these services, however, are economically feasible to the Bank at this time.

      During 2002, the Bank entered into an alliance with Linsco Private Ledger which enables the Bank, through a dual employee arrangement, to obtain commissions for the sale of variable annuities, mutual funds and other investment products. In addition, there are individuals licensed in each of the Bank's branches to sell fixed annuities through AIG. The dual employee is available to the Bank on a full time basis. Approximately, $193,000 in gross revenue was generated by the sale of these products in 2003.

Market Area

      The Bank's primary market area is Central New Jersey with its facilities located in Somerset, Middlesex, Monmouth and Hunterdon counties. Somerset County, which is located midway between New York and Philadelphia, is considered an affluent suburban area with significant commercial and residential activity. A number of large national firms such as ATT, Metropolitan Life, Aventis Pharmaceuticals and Johnson and Johnson companies locate their offices in Somerset County. As of June 30, 2003, there were $5.7 billion in deposits in Somerset County. The county is crisscrossed by five major highways including interstate Routes 78 and 287 and U.S. Routes 22, 202 and 206, adding to its desirability as a commercial center. A large regional shopping mall is located in Bridgewater Township with several small shopping centers located throughout the county. Bridgewater has also experienced significant commercial development in an area where Routes 22, 202 and 287 meet, an area known as the "Golden Triangle." The Bank has eight offices in Somerset County. As of June 30, 2003, the Bank was ranked 7 of 27 banks in Somerset County in terms of total deposits with 6.09% of the market.

      The Bank operates an office in Edison Township located in Middlesex
County. This is an area of significant commercial and residential activity. As of June 30, 2003, the Bank was ranked 44 of 47 banks in Middlesex County with ..04% of the $27.8 billion market. The Bank plans to open offices in Metuchen and South Plainfield in Middlesex County in 2004.

      A branch office is located in Aberdeen Township in Monmouth County. As of June 30, 2003, the Bank was ranked 29 of 32 banks with 0.13% of this $12.7 billion market in terms of deposits.

      The Bank also obtains business from adjacent counties of Hunterdon, Mercer and Morris. The Bank recently opened its Reading Ridge office and plans to open another branch in Flemington in Hunterdon County in 2004.

Competition

      All phases of the Bank's business are highly competitive. The Bank's competition ranges from three large regional institutions and a large New Jersey based bank with seven day per week banking hours to mid-sized and smaller institutions, as well as, banks which have opened within the last five years. Competition also arises from insurance companies and securities brokerage companies which offer banking services. One of these companies has a banking subsidiary with 44% of the Middlesex County market.

      The Bank currently has one location in Middlesex, Monmouth and Hunterdon counties, which currently places it at somewhat of a competitive disadvantage with banks who have multiple locations in these areas.

      The Bank competes for loans with much larger banking institutions where interest rates have become a competitive factor in the record low interest rate environment of 2001-2003. Management of the Bank believes that loans to small and mid-size businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank can compete for this segment of the market because it provides responsive personalized services, local decision making and knowledge of its customers and their businesses.

      By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank's current lending limit is $4.7 million to any one borrower.

Employees

      At December 31, 2003, the Company employed 98 full time and 17 part time employees.

ITEM 2. PROPERTIES.

      On June 26, 2003, the Bank executed a contract for sale of real estate with 103 West End Associates, L.P., a New Jersey limited partnership, consisting of among others all but one of the Company's Directors. The contract was for the purchase by the Bank of 103 West End Avenue and the adjacent 117 West End Avenue, Somerville, New Jersey, which are currently utilized by the Company as its Main Office banking facility. The contract was subject to the approval of the New Jersey Department of Banking and Insurance, which must approve all real estate transactions between a State non-member bank and affiliated persons. The approval dated August 14, 2003 was received by the Bank on August 21, 2003.

      Prior to the signing of the contract, independent real estate appraisals were contracted by both the Management of the Bank and 103 West End Associates, L.P. These were submitted to the Department of Banking and Insurance as part of the application for approval. The sale of the properties was concluded on December 10, 2003 at the agreed upon price of $1,328,000.

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

      The Aberdeen office is located at 1147 State Highway 34, Aberdeen, New Jersey. The lease has an initial term of ten years and five five-year renewal options through 2033 from an unaffiliated third party.

      The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years, expiring in 2013, with three five five-year renewal options.

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

      The Reading Ridge branch is located at 8 Reading Ridge Road, Raritan Township, New Jersey. The initial term of the lease is five years with three five-year options to renew.

      The Bank has leases for the following Bank sites which will open during 2004 and 2005. The initial term of these leases will begin when the branches open. All of these leases are with unaffiliated third parties.

      The Metuchen branch will be located at 700 Middlesex Avenue, Metuchen, New Jersey. The lease has an initial term of twenty-five years with a ten-year option to renew.

      The Route 31 Flemington office will be located at 196 Route 31, Raritan Township, New Jersey. The lease will have an initial term of thirty years with four five-year renewal options.

      The South Plainfield branch will be located at Hadley Center Drive and Stelton Road in South Plainfield, New Jersey. The initial term of the lease will be twenty-five years with one fifteen-year renewal option.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incidental to the Company's business. There are no pending legal proceedings to which the Company is a party nor has it been threatened with any litigation other than routine litigation incidental to the business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The common stock of the Company is traded on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for 2003 and 2002:

                                       2003                    2002
                                ------------------      ------------------
                                 High        Low         High         Low
                                ------      ------      ------      ------
            First Quarter       $16.67      $13.90      $12.54      $ 9.07
            Second Quarter      $16.90      $14.95      $12.61      $10.09
            Third Quarter       $16.18      $15.25      $14.34      $10.21
            Fourth Quarter      $17.27      $15.32      $17.10      $14.15

      These prices were based on the NASDAQ closing prices and adjusted for the effects of stock dividends.

      There are approximately 408 registered holders of the Company's common stock.

      The Company has paid a 5% stock dividend annually since 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for the growth of the Bank.

      The following table depicts information regarding the Company's Equity Compensation Plan:

                                                                                       Number of securities
                                       Number of                 Weighted-             remaining available for
                                       securities to be          average exercise      future issuance under
                                       issued upon               price of              equity compensation
                                       exercise of               outstanding           plans (excluding
         As of                         outstanding options,      options, warrants     securities reflected in
   December 31, 2003                   warrants, and rights      and rights            column (a))
-------------------------              --------------------      -----------------     -----------------------
Equity compensation plans                    318,422                   $12.27                   145,630
approved by security
holders
Equity compensation plans                       None                     None                      None
not approved by security
holders
                                             -------                   ------                   -------
                     Total                   318,422                   $12.27                   145,630
                                             =======                   ======                   =======

ITEM 6. SELECTED FINANCIAL DATA.

      This information is incorporated by reference from the Company's 2003 Annual Report on page 2 under the caption "Selected Consolidated Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors Report thereon is incorporated by reference from pages 27-42 of the 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      This information is incorporated by reference from the Company's 2003 Annual Report to Shareholders on pages 38-41 under the caption "Asset and Liability Management and Interest Rate Sensitivity Analysis."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      This information is incorporated by reference from the Company's 2003 Annual Report to Shareholders on pages 4-26 under the caption "Selected Consolidated Financial Information."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 9A. CONTROLS AND PROCEDURES.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is incorporated by reference from pages 7-10 under the caption "Directors/Principal Shareholders/Executive Officers and Director Committees" of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

      Disclosure regarding delinquent filings under Section 16 (a) of the Exchange Act is incorporated by reference to page 5 of the Company's Proxy Statement for its 2004 Annual Meeting, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

      This information required by this item is incorporated by reference from pages 7-11 under the caption "Executive Compensation" of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is incorporated by reference from pages 2-4 under the caption "Directors/Principal Shareholders/Executive Officers" of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      This information required by this item is incorporated by reference from page 12 under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

                                                             Fiscal Year Ended        Fiscal Year Ended
                                                             December 31, 2003        December 31, 2002
                                                             -----------------        -----------------
Audit Fees
Audit Related Fees
    Professional services rendered for
    employee benefit plan audits, accounting
    assistance in connection with acquisitions
    and consultations related to financial
    accounting and reporting standards                           $39,225.00                $52,271.00
Tax Fees                                                          14,905.00                 16,550.00
All Other Fees
    Professional services rendered for
    corporate support                                                     0                         0

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Financial Statements and Financial Statement Schedules

      The following documents are filed as part of this report:

      1.    Financial Statements of SVB Financial Services, Inc.:

            Consolidated Balance Sheets - December 31, 2003 and 2002

            Consolidated Statements of Income - Years Ended December 31, 2003,
                2002 and 2001

            Consolidated Statements of Changes in Shareholders' Equity and
                Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows - Years Ended December 31,
                2003, 2002 and 2001

            Report of Independent Certified Public Accountants

      These statements are incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2003.

      2. All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

      3.    Exhibits

            Exhibit
             Number                            Description
            --------       -----------------------------------------------------

               3(i)        Certificate of Incorporation(1)

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

               10.5 SVB Financial Services, Inc. 2000 Incentive Stock Option Plan (4) (8)

               10.6 SVB Financial Services, Inc. 2000 Directors Stock Option Plan (5)

               10.7 SVB Financial Services, Inc. 2001 Advisory Board Stock Grant Plan (6)

               10.8 SVB Financial Services, Inc. 2003 Directors Stock Option Plan (7)

               13          Annual Report to Security Holders

               20          Proxy Statement for the 2004 Annual Meeting of
                           Shareholders

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

                  Registration Number 333-40778.

            (5) Incorporated by reference to the Company's Registration Statement on Form S-8.

                  Registration Number 333-40754.

            (6) Incorporated by reference to the Company's Registration Statement on Form S-8.

                  Registration Number 333-76948.

            (7) Incorporated by reference to the Company's Registration Statement on Form S-8.

                  Registration Number 333-113106.

            (8) Incorporated by reference to the Company's Registration Statement on Form S-8.

                  Registration Number 333-113105.

      (b)   Reports on Form 8-K

            A Form 8-K was filed on October 15, 2003 under Item 5 "News Release" including:

                  Copy of press release announcing third quarter earnings.

            A Form 8-K was filed on October 31, 2003 under Item 5 "News Release" including:

                  Copy of press release announcing stock dividend.

            A Form 8-K was filed on December 18, 2003 under Item 5 "Other
            Events"

                  Announcing resignation of Director Raymond L. Hughes.

                          SVB FINANCIAL SERVICES, INC.
                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------       -----------------------------------------------------------
  13          Annual Report to Shareholders

  20          Proxy Statement for the 2004 Annual Meeting of Shareholders

  23          Consent of Independent Certified Public Accountants

  31          Certifications

  32          906 Certification

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

                                        SVB FINANCIAL SERVICES, INC.
                                        (Registrant)

                                        /s/ Robert P. Corcoran
                                        --------------------------------
                                        Robert P. Corcoran
                                        Chief Executive Officer

I, Keith B. McCarthy, hereby certify that the periodic report being filed herewith containing financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (16 U.S.C.78m or 78o(d)) and that information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of SVB Financial Services, Inc. for the period covered by said periodic report.

                                        SVB FINANCIAL SERVICES, INC.
                                        (Registrant)

                                        /s/ Keith B. McCarthy
                                        --------------------------------
                                        Keith B. McCarthy
                                        Chief Financial Officer
                                        Chief Accounting Officer

Dated:  March 18, 2004

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Capacity                    Date
--------------------------         -----------------------       ---------------


/s/ John K. Kitchen
--------------------------         Director and                  March 18, 2004
John K. Kitchen                    Chairman of the Board


/s/ Robert P. Corcoran
--------------------------         President, C.E.O.,            March 18, 2004
Robert P. Corcoran                 Director and Vice
                                   Chairman of the Board


/s/ Keith B. McCarthy
--------------------------         Chief Operating Officer       March 18, 2004
Keith B. McCarthy                  and Treasurer


/s/ Bernard Bernstein
--------------------------         Director                      March 18, 2004
Bernard Bernstein


/s/ Willem Kooyker
--------------------------         Director                      March 18, 2004
Willem Kooyker


/s/ Frank Orlando
--------------------------         Director                      March 18, 2004
Frank Orlando


/s/ Gilbert E. Pittenger
--------------------------         Director                      March 18, 2004
Gilbert E. Pittenger


/s/ Frederick D. Quick
--------------------------         Director                      March 18, 2004
Frederick D. Quick

        Signature                         Capacity                    Date
--------------------------         -----------------------       ---------------


/s/ Anthony J. Santye, Jr.
--------------------------         Director                      March 18, 2004
Anthony J. Santye, Jr.


/s/ Donald Sciaretta
--------------------------         Director                      March 18, 2004
Donald Sciaretta


/s/ Herman C. Simonse
--------------------------         Director                      March 18, 2004
Herman C. Simonse


/s/ Donald R. Tourville
--------------------------         Director                      March 18, 2004
Donald R. Tourville