Form 10-Q
period 2004-03-31
SVB FINANCIAL SERVICES INC
filed 2004-05-12
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

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

                                 |_| Yes |X| No

      As of May 11, 2004 there were 3,861,053 shares of common stock, $2.09 par value outstanding.

                          SVB FINANCIAL SERVICES, INC.

                                    FORM 10-Q

                                      INDEX

PART I   -   FINANCIAL INFORMATION

ITEM 1   -   Financial Statements

ITEM 2   -   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

ITEM 3   -   Quantitative and Qualitative Disclosures about Market Risk

ITEM 4   -   Controls and Procedures

PART II  -   OTHER INFORMATION

ITEM 1   -   Legal Proceedings

ITEM 2   -   Changes in Securities

ITEM 3   -   Defaults Upon Senior Securities

ITEM 4   -   Submission of Matters to a Vote of Security Holders

ITEM 5   -   Other Information

ITEM 6   -   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                                    March 31,    December 31,
As of March 31, 2004 and December 31, 2003                        2004          2003
                                                               -------------------------
(in thousands)                                                 (Unaudited)
ASSETS
Cash & Due from Banks                                          $  16,886     $  24,983
Federal Funds Sold                                                16,405         6,584
Other Short Term Investments                                         148           184
                                                               -----------------------
Total Cash and Cash Equivalents                                   33,439        31,751
                                                               -----------------------
Interest Bearing Time Deposits                                    13,337        13,142

Securities
   Available for Sale, at Fair Value                              38,002        42,855
   Held to Maturity  (Fair Value $62,550 in 2004                  61,980        58,290
       and $58,578 in 2003)
                                                               -----------------------
Total Securities                                                  99,982       101,145
                                                               -----------------------

Loans                                                            279,210       271,543
   Allowance for Loan Losses                                      (2,772)       (2,680)
   Unearned Income                                                  (337)         (334)
                                                               -----------------------
Net Loans                                                        276,101       268,529
                                                               -----------------------

Premises & Equipment, Net                                          7,987         7,356
Bank Owned Life Insurance                                          4,227         4,187
Other Assets                                                       5,002         4,964
                                                               -----------------------
Total Assets                                                   $ 440,075     $ 431,074
                                                               =======================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
    Demand
      Non-interest Bearing                                     $  64,139     $  59,601
      NOW                                                         67,900        71,813
      Savings                                                     47,883        48,290
      Money Market                                                64,770        56,547
      Time
         Greater than $100,000                                    27,515        27,755
          Less than $100,000                                     112,251       115,007
                                                               -----------------------
Total Deposits                                                   384,458       379,013
                                                               -----------------------

Other Borrowings                                                  20,167        18,176
Obligation Under Capital Lease                                       394           397
Subordinated Debentures                                            6,702            --
Guaranteed Preferred Beneficial Interest in the
   Corporation Subordinated Debentures                                --         6,500
                                                               -----------------------
Total Borrowings                                                  27,263        25,073
                                                               -----------------------
Other Liabilities                                                  1,572         1,299
                                                               -----------------------
Total Liabilities                                                413,293       405,385
                                                               -----------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                           8,070         8,041
   Shares Authorized; 3,861,053 Shares in 2004 and
   3,847,294 Shares in 2003 Issued and Outstanding
Additional Paid-in Capital                                        14,864        14,786
Retained Earnings                                                  3,785         2,955
Accumulated Other Comprehensive Income/(Loss)                         63           (93)
                                                               -----------------------
Total Shareholders' Equity                                        26,782        25,689
                                                               -----------------------
Total Liabilities and Shareholders' Equity                     $ 440,075     $ 431,074
                                                               =======================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31                       2004          2003
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)
(in thousands except per share data)
INTEREST INCOME
Loans                                                    $4,291        $4,037
Securities Available for Sale                               324           466
Securities Held to Maturity                                 465           487
Other Short Term Investments                                  -             9
Interest Bearing Time Deposits                               89           124
Federal Funds Sold                                           17            34
                                                         --------------------
Total Interest Income                                     5,186         5,157
                                                         --------------------

INTEREST EXPENSE
Deposits                                                  1,189         1,496
Other Borrowings                                            141           103
Obligation Under Capital Lease                                5             5
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                79            81
                                                         --------------------
Total Interest Expense                                    1,414         1,685
                                                         --------------------

Net Interest Income                                       3,772         3,472
PROVISION FOR LOAN LOSSES                                   125           170
                                                         --------------------
Net Interest Income after Provision for Loan Losses       3,647         3,302
                                                         --------------------

OTHER INCOME
Service Charges on Deposit Accounts                         183           212
Gains on the Sale of Securities Available for Sale           31            47
Gains on the Sale of Loans                                   99            46
Bank Owned Life Insurance                                    40            45
Other Income                                                224           157
                                                         --------------------
Total Other Income                                          577           507
                                                         --------------------

OTHER EXPENSE
Salaries and Employee Benefits                            1,573         1,520
Occupancy Expense                                           427           462
Equipment Expense                                           160           157
Other Expenses                                              826           770
                                                         --------------------
Total Other Expense                                       2,986         2,909
                                                         --------------------

Income Before Provision for Income Taxes                  1,238           900
Provision for Income Taxes                                  408           294
                                                         --------------------
Net Income                                               $  830        $  606
                                                         ====================

EARNINGS PER SHARE - Basic                               $ 0.22        $ 0.16
                                                         ====================
EARNINGS PER SHARE - Diluted                             $ 0.21        $ 0.15
                                                         ====================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31,
(Unaudited)

                                                                                   ACCUMULATED
                                                       ADDITIONAL                      OTHER                         TOTAL
                                             COMMON      PAID-IN     RETAINED      COMPREHENSIVE   COMPREHENSIVE  SHAREHOLDERS'
(in thousands)                                STOCK      CAPITAL     EARNINGS      INCOME/(LOSS)      INCOME         EQUITY
                                            -----------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2004                    $   8,041   $  14,786    $   2,955         $ (93)                       $  25,689
Issuance of Common Stock, Net                      29          78                                                         107
Net Income                                                                 830                       $     830            830
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                                156               156            156
                                                                                                     ---------
Total Comprehensive Income                                                                           $     986
                                            -----------------------------------------------------------------------------------
BALANCE, March 31, 2004                     $   8,070   $  14,864    $   3,785         $  63                        $  26,782
                                            ===================================================================================

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

For the Three Months Ended March 31,

                                                          2004           2003
                                                      --------------------------
(in thousands)                                        (Unaudited)    (Unaudited)
Net Income                                               $ 830          $ 606
Other Comprehensive Income, Net of Tax
   Unrealized Gains/(Losses) Arising in the
     Period, Net of Reclassification Adjustments           156            (38)
                                                         -----          -----
Comprehensive Income                                     $ 986          $ 568
                                                         =====          =====

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                              2004         2003
                                                               -----------  -----------
For the Three Months Ended March 31,                           (Unaudited)  (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                       $    830     $    606
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                             125          170
Depreciation                                                          183          170
Amortization of Securities Premium                                    136          186
Gains on the Sale of Securities
   Available for Sale                                                 (31)         (47)
Gains on the Sale of Loans                                            (99)         (46)
Decrease/(Increase)  in Other Assets                                   84         (135)
Increase in Other Liabilities                                         273          335
Increase in Cash Surrender Value of Bank Owned Life Insurance         (40)         (45)
Increase in Unearned Income                                             3            5
                                                                 ---------------------
Net Cash Provided By Operating Activities                           1,464        1,199
                                                                 ---------------------
INVESTING ACTIVITIES
Increase in Interest Bearing Time Deposits                           (195)        (606)
Proceeds from the Sale of Securities  Available for Sale            1,031        1,491
Proceeds from Maturities of Securities
   Available for Sale                                               6,285        5,879
   Held to Maturity                                                12,583        9,500
Purchases of Securities
   Available for Sale                                              (2,250)     (15,119)
   Held to Maturity                                               (16,355)      (5,690)
Increase in Loans, Net                                             (7,601)      (7,935)
Capital Expenditures                                                 (814)        (176)
Purchase of Bank Owned Life Insurance                                  --       (1,000)
                                                                 ---------------------
Net Cash Used for Investing Activities                             (7,316)     (13,656)
                                                                 ---------------------
FINANCING ACTIVITIES
Net Increase/(Decrease) in Demand Deposits                            625      (10,061)
Net (Decrease)/Increase in Savings Deposits                          (407)       1,263
Net Increase in Money Market Deposits                               8,223        5,851
Net (Decrease)/Increase in Time Deposits                           (2,996)       1,751
Proceeds of Other Borrowings
   One Year or Less                                                 3,000        6,000
   Over One Year                                                    2,500        2,000
Repayment of Other Borrowings
   One Year or Less                                                (3,000)          --
   Over One Year                                                     (509)          (9)
Decrease in Obligation Under Capital Lease                             (3)          (4)
Proceeds from the Exercise of Stock Options                           107           30
                                                                 ---------------------
Net Cash Provided by Financing Activities                           7,540        6,821
                                                                 ---------------------
Increase/(Decrease) in Cash and Cash Equivalents                    1,688       (5,636)
Cash and Cash Equivalents, Beginning of Year                       31,751       39,743
                                                                 ---------------------
Cash and Cash Equivalents, End of Period                         $ 33,439     $ 34,107
                                                                 =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest                         $  1,406     $  1,679
                                                                 =====================
Cash Paid During the Period for Federal Income Taxes             $    300     $     14
                                                                 =====================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)

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

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2. Loans

      At March 31, 2004 and December 31, 2003 the composition of outstanding loans is summarized as follows:

                                            March 31,   December 31,
                                              2004         2003
                                            --------    ------------
             (in thousands)
             Secured by Real Estate:
                Residential Mortgage        $ 76,856      $ 75,513
                Commercial Mortgage          136,235       131,434
                Construction                  31,100        29,734
             Commercial and Industrial        25,690        23,496
             Loans to Individuals              9,266        10,397
             Other Loans                          63           969
                                            --------      --------
                                            $279,210      $271,543
                                            ========      ========

      There were no loans past due 90 days or more and still accruing at March 31, 2004. There were no loans past due 90 days or more and still accruing at December 31, 2003. Loans in non-accrual status totaled $763,000 at March 31, 2004 and $1,012,000 at December 31, 2003. Interest income that would have been earned for the three months ended March 31, 2004 totaled approximately $20,000. Interest income that would have been earned for the three months ended March 31, 2003 totaled approximately $13,000.

      Loans considered to be impaired totaled $872,000 at March 31, 2004, a valuation reserve of $97,000 is attributed to these loans.

3. Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                             Three Months
                                                Ended        Year Ended
                                               March 31,    December 31,
        (in thousands)                           2004           2003
                                             ------------   ------------
        Balance January 1,                     $ 2,680         $ 2,407
        Provision Charged to Operations            125             502
        Charge Offs                                (34)           (238)
        Recoveries                                   1               9
                                               -------         -------
        Balance End of Period                  $ 2,772         $ 2,680
                                               =======         =======

4. Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures

      The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At March 31, 2004, the rate paid on this subordinated debenture of $4.0 million was based on 3-month LIBOR plus 358 basis points or 4.71% and is adjusted quarterly in January, April, July and October.

      On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At March 31, 2004, the rate paid on this subordinated debenture of $2.5 million based on 3-month LIBOR plus 345 basis points or 4.56% and is adjusted quarterly in March, June, September and December.

5. Letter of Credits

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2004, the Company was contingently liable on financial letters of credit totaling $5,669,000, of which $272,000 were originated in the first three months of this year. The Company's commitments under standby letters of credit expire at various dates through March 22, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2004 varied from 0% to 100%, and averaged 18%.

6. New Accounting Pronouncements

      Variable Interest Entities

      Management has determined that SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II qualify as variable interest entities under FIN 46, as revised. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory

Trust II preferred entities issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II are included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

      The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II expected residual returns. The deconsolidiation results in the investment in the common stock of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II entities to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $202,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46 did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

      Loan Commitments

      The SEC recently released Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

      Stock Options

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

7. Stock-Based Compensation

      For the three months ended March 31, 2004, there were 117,050 stock options granted. The fair value of each option granted during this period was $3.21 and was estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 13.00%, a risk-free interest rate of 2.73% and an expected life of 5.00 years.

      Had compensation costs for the quarter been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three month period ended March 31, 2004:

                                                      For the Three Months

                                                          Ended March 31
-----------------------------------------------------------------------------
    (in thousands except per share data)                2004          2003
-----------------------------------------------------------------------------

    Net Income as Reported                             $ 830         $ 606

    Less:  Stock-Based Compensation Costs               (248)          (18)
                                                       -------------------
    Proforma Net Income                                $ 582         $ 588

    Earnings Per Share Basic

         As Reported                                   $0.22         $0.16

         Proforma                                      $0.15         $0.15

    Earnings Per Share Diluted

         As Reported                                   $0.21         $0.15

         Proforma                                      $0.15         $0.15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      The Company's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Company's overall financial performance. All accounting policies are important, and all policies contained in Note 2 ("Significant Accounting Policies"), which begins on page 8 of the Annual Report to Shareholders for 2003, should be reviewed for greater understanding of how the Company's financial performance is recorded and reported.

      In management's opinion, some areas of accounting are likely to have a more significant effect than others on the Company's financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Company, the area that relies most heavily on the use of assumptions and estimates includes, but is not limited to, accounting for the allowance for loan losses. Our accounting policies related to these areas are discussed in this report under the section labeled "Allowance for Loan Losses."

Overview

      Management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. This discussion and analysis is generally the financial condition and results of operations for the three month periods ended March 31, 2004 and 2003. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

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

Results of Operations

      Net income for the first three months of 2004 was $830,000 an increase of $224,000 or 37% as compared to the same period in 2003. Earnings per share-Basic were $.22 in 2004 and $.16 in 2003. Earnings per share-Diluted were $.21 in 2004 and $.15 in 2003. Earnings per share has been restated for the stock dividend.

Net Interest Income

      Net interest income for the first three months of 2004 was $3,647,000 compared to $3,302,000 during 2003, an increase of $345,000 or 10%. A number of factors contributed to this increase. The Company had growth in average earning assets of $21.4 million or 6% compared to the first quarter of 2003. The Company has also had a major emphasis on increasing loan balances. Average loans not only accounted for all of the growth in earning assets, but were also funded by reduction in Federal Funds sold and other short-term investments as well as maturities of investment securities. These instruments generally have yields which are substantially less than loan yields. Average loans increased by $32.4 million or 13.4% over the first quarter of 2003. Average loans accounted for 69% of average earning assets as compared to 64% in 2003.

      The United States continues to experience the lowest interest rates in 45 years. The Federal Reserve reduced the Federal Funds rate again in June of 2003 to 1%. At the same time, the prime lending rate, which the Company uses to price a large portion of its loan portfolio dropped to 4%.

      Consequently, the yields on all earning asset categories continued to decline as assets priced with floating rates saw declines while assets maturing were generally reinvested at lower rates. This caused the overall yield on earning assets to decline from 5.58% in 2003 to 5.27% in 2004.

      Offsetting this decline, the cost of funding earning assets declined from 1.82% to 1.44% for the respective quarters. This occurred for a number of reasons. The Company was able to significantly reduce the rates on its less expensive "core deposits" (savings deposits, money market deposits and NOW accounts), while at the same time increase the percentage of these deposits as a total funding source. During the first quarter of 2004, 47% of earnings assets were funded by core deposits with an average cost of 0.79% compared to 44% core funding of earning assets with an average cost of 0.97% in 2003. In addition, maturing certificates of deposit were renewed at lower rates reducing the overall cost of these deposits from 3.01% in 2003 to 2.38% in 2004. The Company has also used Federal Home Loan Bank advances to fund loans when the rates compared favorably with certificates of deposits. Average advances increased $8.5 million while the cost of these advances declined from 4% to 2.99%.

      By reducing its cost of funds at a greater rate than the reduction in the yield on earning assets, the Company improved its net interest margin from 3.76% to 3.83%

Provision for Loan Losses

      The provision for loan losses was $125,000 in the first three months of 2004 as compared to $170,000 during the first three months of 2003. The decrease in provision is based on the Company's most recent analysis and a decrease in loans in non-accrual status of $249,000 since December 31, 2003. The allowance for loan losses is 363% of non-performing loans at March 31, 2004 as compared to 265% at December 31, 2003.

Other Income

      During the first three months of 2004, total other income increased $70,000 or 14% from 2003. Gains on the sale of loans increased $53,000 or 115% from the same period in 2003. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter.

      Other income increased $43,000, which included a $20,000 increase in the commission from the sales of insurance, annuities and mutual funds. Service charges and deposit accounts declined $29,000 primarily from a reduction in the volume of wire transfer and sweep account fees.

Other Expense

      Total other expense for the first three months of 2004 increased $77,000 or 3% from the same period last year. Salaries and benefit expense increased by $53,000 or 4%, which included the additions to staff for the opening of the Reading Ridge office. The Company has realigned the staffing of its branches based on transaction volumes and outsourced its back-office item processing operations since the first quarter of 2003. In addition, a salaried employee in the first quarter of 2003 is now on a commission based compensation.

      While opening an additional branch, the Company was able to reduce its occupancy costs $35,000 or 8%. The Company's obligation under its lease for the original Hillsborough office expired in December 2003. The Company also purchased the facilities at 103 and 117 West End Avenue in Somerville and thereby eliminated those lease obligations.

      Other expenses increased $56,000 or 7% of this amount $41,000 resulted from increased marketing and business development costs.

Financial Condition
March 31, 2004 compared to December 31, 2003

      Total assets were $440.1 million at March 31, 2004 increasing $9.0 million from December 31, 2003. Total loans increased $7.7 million. Investment securities declined by $1.1 million.

      Total deposits increased $5.4 million during the first three months of 2004. Savings accounts decreased $.4 million. NOW accounts decreased $3.9 million and money market accounts increased $8.2 million. Total certificates of deposits decreased $3.0 million. Non interest bearing accounts increased $4.5 million.

Asset Quality

      There were no loans past due 90 days or more and still accruing as of March 31, 2004. There were no loans past due 90 days and still accruing as of December 31, 2003.

      Loans in a non-accrual status totaled $763,000 at March 31, 2004 and represented 0.27% of total loans. Loans in non-accrual status totaled $1,012,000 at December 31, 2003 and represented 0.37% of total loans.

      The Company had no other real estate owned at March 31, 2004.

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

      All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its thirteen-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgment with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

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

      The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. This amount totaled $47,000 at March 31, 2004. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

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

      At March 31, 2004, the allowance for loan losses was $2.8 million and represented 0.99% of total loans and 363% of non-performing loans compared to an allowance for loan losses at December 31, 2003 of $2.7 million or 0.99% of total loans and 265% of non-performing loans.

      Net charge-offs for the first three months of 2004 totaled $33,000 compared to $229,000 for the year ended December 31, 2003. Of the 2003 charge-offs, $139,000 occurred during the third quarter and represented one loan.

Capital Resources

      Total Shareholders' Equity was $26.8 million at March 31, 2004 compared to $25.7 million at December 31, 2003. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations, as permitted by FDIC regulations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                             March 31,    December 31,
                                               2004           2003
                                             ---------    ------------

 Leverage Ratio                                 7.34%         7.39%
 Tier 1 Capital to Risk Weighted Assets        10.09%        10.06%
 Total Capital to Risk Weighted Asset          10.97%        10.94%

Liquidity

      Cash and Cash Equivalents totaled $33.4 million at March 31, 2004, an increase of $1.7 million since December 31, 2003.

      The increase in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash provided by financing activities was $7.5 million. Deposits increased a net of $5.4 million and Federal Home Loan Bank Advances increased a net of $2.0 million. Partially offsetting this, net cash used for investing activities totaled $7.3 million. Of this total, $7.6 million was used to increase loan balances.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Company's exposure to interest rate risk results from, among other things, the difference in maturities on interest earning assets and interest bearing liabilities. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by the Bank's Asset/Liability Management Committee (the "ALCO"). The purpose of the ALCO is to review and monitor the volume, mix and pricing of the interest earning assets and interest bearing liabilities consistent with the Bank's overall liquidity, capital, growth, profitability and interest rate risk goals.

      Loans make up the largest portion of the Bank's assets. In making commercial loans, the emphasis is placed on either floating rate loans tied to the Prime Lending Rate or fixed rate loans with prepayment penalties depending upon the Bank's overall rate sensitivity position. Fixed rate commercial loans are generally written so that the rates can be adjusted within 3 to 7 years with payouts up to 25 years. Mortgage loans are currently written to be adjusted annually after the first 3, 5 or 10-year term with payouts up to 30 years. Home equity lines of credit are tied to the Prime Lending Rate although special promotions may offer a fixed rate for periods of not greater than one year. Fixed rate home equity loans are offered with a maturity of 5 or 10 years, amortizing over a 15-year period. These loans also contain interest rate floors. Installment loans are written at fixed rates amortizing over 1 to 5 years.

      The Bank utilizes its securities to manage its liquidity and rate sensitivity. Fixed rate agency and corporate securities are purchased for terms of less than 5 years. Adjustable rate securities require an estimated average life at time of purchase of 10 years or less. Callable securities can be purchased for terms of 5 years or less with a call period of three months to 2 years. Fixed rate mortgage-backed securities are purchased with estimated average lives at the time of purchase of not more than 5 years. These securities are reviewed for changes in yield and average life resulting from changes in interest rates. The Bank also invests in FDIC insured CDs of other financial institutions with a maturity of three months to three years for amounts up to $100,000.

      Short-term rate sensitivity is also managed through the investment into high quality short-term Money Market securities, US Government securities and/or US Treasury securities made available through Money Market funds, which can be liquidated at anytime. In general, the day-to-day rate sensitivity is managed through the sale or purchase of Federal Funds from approved correspondent banks.

      A significant portion of the Bank's assets have been funded with Certificates of Deposits ("CDs") including jumbo CDs. Unlike other deposit products, such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs competitively. Interest rates on savings accounts, NOW and Money Market accounts are variable and can be changed at the discretion of the Company. These accounts are not tied to any particular index.

      As members of the Federal Home Loan Bank, the Company can borrow advances at a fixed or floating rate and on a non-amortizing or amortizing basis. These advances can be for terms ranging from overnight to up to 30 years. The advances can be matched against various earning assets.

      The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 2004, the Bank did not have any hedging transactions in place.

INTEREST RATE SENSITIVITY ANALYSIS

      One measure of the Bank's interest rate sensitivity is through the use of a sensitivity gap analysis. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is positive when the amount of interest earning assets maturing or repricing exceeds the amount of interest bearing liabilities maturing or repricing within that same period and is negative when the amount of interest bearing liabilities maturing or repricing exceeds the amount of interest earning assets maturing or repricing within the same period. Accordingly, during a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. A negative gap may result in the yield on an institution's interest earning assets increasing at a slower rate than the increase in an institution's cost of interest bearing liabilities than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would experience a repricing of its interest earning assets at a slower rate than its interest bearing liabilities, which consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.

      The ALCO attempts to maintain the Company's cumulative gap ratios at +/-15% for 90 days or less, +/-20% for four to six months and +/-25% for between six months and one year.

The following table depicts the Company's gap position as of March 31, 2004.

INTEREST RATE SENSITIVITY AT MARCH 31, 2004

                                                                        MATURITY OR REPRICING IN (1)
                                                    DUE IN        BETWEEN                        NON-
                                                    90 DAYS      91 DAYS -        AFTER        INTEREST
($in thousands)                                     OR LESS      ONE YEAR       ONE YEAR        BEARING        TOTAL
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Securities                                         $  25,041     $  28,947      $  45,994      $      --     $  99,982
Federal Funds Sold                                    16,405            --             --             --        16,405
Other Short Term Investments                             148            --             --             --           148
Interest Bearing Time Deposits                         1,990         7,065          4,282             --        13,337
Loans                                                 81,624        13,054        183,769            763       279,210
Allowance For Loan Losses                                 --            --             --         (2,772)       (2,772)
Non-interest Earning Assets                               --            --             --         33,765        33,765
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                       $ 125,208     $  49,066      $ 234,045      $  31,756     $ 440,075
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing liabilities:
Money Market                                       $  16,193     $  25,260      $  23,317      $      --     $  64,770
NOW                                                    4,074        24,444         39,382             --        67,900
Savings Deposits                                       5,745        19,152         22,986             --        47,883
Time Deposits over $100,000                            8,153        10,760          8,602             --        27,515
Other Time Deposits                                   31,649        44,761         35,841             --       112,251
Other Borrowings                                       3,000         2,000         15,167             --        20,167
Obligation Under Capital Lease                             3            11            380             --           394
Subordinated Debentures                                6,702            --             --             --         6,702
-----------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                    75,519       126,388        145,675             --       347,582
-----------------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand Deposits                   5,772         8,979         49,388             --        64,139
Other Liabilities                                         --            --             --          1,572         1,572
Stockholder's Equity                                      --            --             --         26,782        26,782
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                               $  81,291     $ 135,367      $ 195,063      $  28,354     $ 440,075
-----------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                      $  43,917     $ (86,301)     $  38,982      $   3,402
-----------------------------------------------------------------------------------------------------------------------
Cumulative Gap                                     $  43,917     $ (42,384)     $  (3,402)
-----------------------------------------------------------------------------------------------------------------------
Cumulative Gap to Total Assets                          9.98%        (9.63)%        (0.77)%
-----------------------------------------------------------------------------------------------------------------------

(1) The following are the assumptions that were used to prepare the Gap analysis:

      (A) Interest rates remain flat during the period covered by the table, i.e. a prime rate of 4.00% and a Federal Funds rate of 1.00%.

      (B) Callable agency securities are spread at their call dates or maturity date depending upon the relationship of the rate of the securities to the treasury yield curve as dictated by the rates listed in (A).

      (C) Prepayments on mortgage-backed securities as well as various types of loans are based on estimates in relationship to the rates listed in (A).

      (D) Loans are spread based on the earlier of their actual maturity date or the date of their first potential rate adjustment.

      (E) The maturity or decay rate of non maturity deposits, i.e. Money Market, NOW, Savings and non-interest bearing Demand deposits is estimated.

      (F)   Time deposits are spread based on their actual maturity dates.

      While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap analysis. Management can influence the actual repricing of the deposits independent of the gap assumption. Third, certain securities are callable and, therefore, repriceable prior to their maturity dates depending on the level of interest rates. The cash flows of certain loans and mortgage-backed securities and the repricing of those cash flows will vary under different interest rates. Fourth, the gap analysis represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

      As indicated in the previous table, the Bank has had a positive gap position in the period of 1 to 90 days. During periods of continual increases in short-term rates the Company will generally experience expansion of its net interest margin.

      In 2003, the Federal Funds rate and the Prime Lending Rate remained flat for 5 months and were then reduced 25 basis points in June, where they have remained at 1.00% and 4.00%, respectively. These rates have not been this low since 1958. The net interest margin improved to 3.83% in the first quarter 2004. For further discussion of the net interest margin see "Net Interest Income."

      Past performance is no indication of future results. The net interest margin can be affected by more than the change in the level of interest rates. Such items as the changes in the mix of assets and liabilities and a change in the competitive factors governing the pricing of assets and liabilities can also greatly impact the net interest margin.

      An additional analysis of the Bank's interest rate risk is a forecast of changes in the Bank's Market Value of Portfolio Equity (MVPE) under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimated change in MVPE for the Bank at March 31, 2004 is as follows:

CHANGE IN INTEREST (in thousands)     MVPE AMOUNT               $ CHANGE
--------------------------------------------------------------------------------
+200 Basis Points                       $24,945                  $(1,837)
Base Amount Rate                         26,782                       --
-200 Basis Points                        29,058                    2,276
--------------------------------------------------------------------------------

      The policy of the Company requires that a parallel shock of +/-200 basis points may not change the MVPE by more than 1% of total assets. For 2004, this amount would be $4.4 million.

      It is important to note that as of March 31, 2004 a downward parallel shock of 200 basis points could not be applied to all assets and liabilities. For example, at March 31, 2004 the Federal Funds rate was at 1.00%. Certain loans rates, such as home equity loans, have contractual floors which at quarter end 2004 were above the current market rates. In addition, certain deposit rates could not realistically be reduced by 200 basis points. Assumptions were made as to implied floors for these rates. The Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, levels and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of yield changes subject to certain limits agreed to by ALCO. The Company uses three interest rate scenarios provided by Global Insight, a third party econometric modeling service.

      The first scenario is a projection by Global Insight of what rates are most likely to be over a twelve month time horizon given the most recent set of facts and circumstances. The remaining scenarios are a rising and a declining rate scenario that are purely hypothetical in nature. These three scenarios are then compared to the base case of a flat rate scenario. The following table depicts the approximate change in net interest income after taxes (35% tax rate) under the three rate scenarios at March 31, 2004.

                               Point To Point      Dollar Change In
                               Change In The       Thousands In Net
                               Prime Lending       Interest Income
                               Rate Over           From Flat Rate
                Scenarios      Twelve Months          Scenario
           ---------------    ---------------      ----------------
         ($ in thousands)
           Most Likely             .87%                 $   61
           Rising                 2.87%                    444
           Declining              (.38)%                  (185)

      Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

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

ITEM 1-    Legal Proceedings

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

ITEM 2-    Changes in Securities

           None.

ITEM 3-    Defaults upon Senior Securities

           None.

ITEM 4-    Submission of Matters to a Vote of Security Holders

           None.

ITEM 5-    Other Information

           The common stock of the Company is traded on the Nasdaq National Market Small-Cap, under the trading symbol SVBF. On March 31, 2004, the closing bid of the Company's common stock was $18.25 per share.

           The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-    Exhibits and Reports on Form 8-K

    (a)    Exhibits

           31        Certifications
           32        906 Certification

    (b)    Form 8-K

           There have been two reports on Form 8-K filed during the first quarter of 2004.

                February 20, 2004------------Press release announcing South
                                             Plainfield Office

                January 26, 2004-------------2003 Earnings Press Release.

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

Dated: May 12, 2004