Form 10-Q
period 2004-06-30
SVB FINANCIAL SERVICES INC
filed 2004-08-16
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

                       |_| Yes           |X| No

As of August 13, 2004 there were 3,863,298 shares of common stock, $2.09 par value outstanding.

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

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS                               June 30,         December 31,
As of June 30, 2004 and December 31, 2003                   2004              2003
                                                         ------------------------------
(in thousands)                                           (Unaudited)
ASSETS
Cash & Due from Banks                                     $  29,400         $  24,983
Federal Funds Sold                                           22,146             6,584
Other Short Term Investments                                  8,091               184
                                                          ---------------------------
Total Cash and Cash Equivalents                              59,637            31,751
                                                          ---------------------------

Interest Bearing Time Deposits                               16,325            13,142

Securities
   Available for Sale, at Fair Value                         52,663            42,855
   Held to Maturity (Fair Value $64,790 in 2004              65,364            58,290
   and $58,578 in 2003)
                                                          ---------------------------
Total Securities                                            118,027           101,145
                                                          ---------------------------

Loans                                                       272,357           271,543
   Allowance for Loan Losses                                 (2,770)           (2,680)
   Unearned Income                                             (356)             (334)
                                                          ---------------------------
Net Loans                                                   269,231           268,529
                                                          ---------------------------

Premises & Equipment, Net                                     8,495             7,356
Bank Owned Life Insurance                                     4,269             4,187
Other Assets                                                  5,849             4,964
                                                          ---------------------------
Total Assets                                              $ 481,833         $ 431,074
                                                          ===========================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
    Demand
         Non-interest Bearing                             $  63,606         $  59,601
         NOW                                                 93,901            71,813
    Savings                                                  50,673            48,290
    Money Market                                             68,573            56,547
    Time
         Greater than $100,000                               38,396            27,755
         Less than $100,000                                 113,938           115,007
                                                          ---------------------------
Total Deposits                                              429,087           379,013
                                                          ---------------------------

Other Borrowings                                             17,153            18,176
Obligation Under Capital Lease                                  391               397
Subordinated Debentures                                       6,702                --
Guaranteed Preferred Beneficial Interest in the
    Corporation Subordinated Debentures                          --             6,500
                                                          ---------------------------
Total Borrowings                                             24,246            25,073
                                                          ---------------------------
Other Liabilities                                             1,378             1,299
                                                          ---------------------------
Total Liabilities                                           454,711           405,385
                                                          ---------------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                      8,072             8,041
   Shares Authorized; 3,862,306 Shares in 2004 and
   3,847,294 Shares in 2003 Issued and Outstanding
Additional Paid-in Capital                                   14,875            14,786
Retained Earnings                                             4,515             2,955
Accumulated Other Comprehensive Loss                           (340)              (93)
                                                          ---------------------------
Total Shareholders' Equity                                   27,122            25,689
                                                          ---------------------------
Total Liabilities and Shareholders' Equity                $ 481,833         $ 431,074
                                                          ===========================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME                      For the Three Months Ended    For the Six Months Ended
For the Period Ended June 30                                2004          2003           2004           2003
                                                       ------------------------------------------------------
                                                        (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
(in thousands except per share data)
INTEREST INCOME
Loans                                                      $4,285        $4,186        $ 8,576        $ 8,223
Securities Available for Sale                                 284           440            608            906
Securities Held to Maturity                                   466           461            931            948
Other Short Term Investments                                    9             1              9             10
Interest Bearing Time Deposits                                 98           114            187            238
Federal Funds Sold                                             41            21             58             55
                                                           --------------------------------------------------
Total Interest Income                                       5,183         5,223         10,369         10,380
                                                           --------------------------------------------------

INTEREST EXPENSE
Deposits                                                    1,240         1,393          2,429          2,889
Other Borrowings                                              152           111            293            214
Obligation Under Capital Lease                                  4             5              9             10
Subordinated Debentures                                        79            --            158             --
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                  --            79             --            160
                                                           --------------------------------------------------
Total Interest Expense                                      1,475         1,588          2,889          3,273
                                                           --------------------------------------------------

Net Interest Income                                         3,708         3,635          7,480          7,107
PROVISION FOR LOAN LOSSES                                      40           132            165            302
                                                           --------------------------------------------------
Net Interest Income after Provision for Loan Losses         3,668         3,503          7,315          6,805
                                                           --------------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                           197           216            380            428
Gains on the Sale of Securities Available for Sale              5            29             36             76
Gains on the Sale of Loans                                     30           106            129            152
Bank Owned Life Insurance                                      42            46             82             91
Other Income                                                  186           143            410            300
                                                           --------------------------------------------------
Total Other Income                                            460           540          1,037          1,047
                                                           --------------------------------------------------

OTHER EXPENSE
Salaries and Employee Benefits                              1,541         1,472          3,114          2,992
Occupancy Expense                                             418           443            845            905
Equipment Expense                                             170           163            330            320
Other Expenses                                                897           856          1,723          1,626
                                                           --------------------------------------------------
Total Other Expense                                         3,026         2,934          6,012          5,843
                                                           --------------------------------------------------

Income Before Provision for Income Taxes                    1,102         1,109          2,340          2,009
Provision for Income Taxes                                    372           367            780            661
                                                           --------------------------------------------------
Net Income                                                 $  730        $  742        $ 1,560        $ 1,348
                                                           ==================================================

EARNINGS PER SHARE - Basic (1)                             $ 0.19        $ 0.19        $  0.41        $  0.35
                                                           ==================================================

                                                           ==================================================
EARNINGS PER SHARE - Diluted (1)                           $ 0.18        $ 0.19        $  0.40        $  0.34
                                                           ==================================================

(1)   Amounts have been restated for stock dividend.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period Ended June 30, 2004
(Unaudited)

                                                                                      ACCUMULATED
                                                         ADDITIONAL                      OTHER                           TOTAL
                                           COMMON         PAID-IN        RETAINED    COMPREHENSIVE   COMPREHENSIVE   SHAREHOLDERS'
(in thousands)                              STOCK         CAPITAL        EARNINGS         LOSS          INCOME          EQUITY
                                           ---------------------------------------------------------------------------------------
BALANCE, January 1, 2004                   $ 8,041        $14,786        $ 2,955        $   (93)                       $ 25,689
Exercise of Stock Options                       31             89                                                           120
Net Income                                                                 1,560                        $ 1,560           1,560
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                                  (247)           (247)           (247)
                                                                                                        -------
Total Comprehensive Income                                                                              $ 1,313
                                           ---------------------------------------------------------------------------------------
BALANCE, June 30, 2004                     $ 8,072        $14,875        $ 4,515        $  (340)                       $ 27,122
                                           =======================================================================================

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended June 30,                         For the Three Months Ended        For the Six Months Ended
                                                          2004            2003            2004            2003
                                                      ----------------------------------------------------------
(in thousands)                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net Income                                              $   730         $   742         $ 1,560         $ 1,348
Other Comprehensive Income, Net of Tax
   Unrealized Losses Arising in the
     Period, Net of Reclassification Adjustments           (403)            (31)           (247)            (69)
                                                        --------------------------------------------------------
Comprehensive Income                                    $   327         $   711         $ 1,313         $ 1,279
                                                        ========================================================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                               2004          2003
                                                                  --------      --------
For the Period Ended June 30,                                    (Unaudited)   (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                        $  1,560      $  1,348
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                              165           302
Depreciation                                                           376           341
Amortization of Securities Premium                                     302           396
Gains on the Sale of Securities
   Available for Sale                                                  (36)          (76)
Gains on the Sale of Loans                                            (129)         (152)
Increase  in Other Assets                                             (556)         (219)
Increase/(Decrease) in Other Liabilities                                79           (37)
Increase in Cash Surrender Value of Bank Owned Life Insurance          (82)          (91)
Increase in Unearned Income                                             22            --
                                                                  ----------------------
Net Cash Provided By Operating Activities                            1,701         1,812
                                                                  ----------------------
INVESTING ACTIVITIES
(Increase)/Decrease in Interest Bearing Time Deposits               (3,183)          194
Proceeds from the Sale of Securities Available for Sale              2,036         3,980
Proceeds from Maturities of Securities
   Available for Sale                                               12,225        14,607
   Held to Maturity                                                 18,121        17,022
Purchases of Securities
   Available for Sale                                              (24,543)      (24,337)
   Held to Maturity                                                (25,361)      (15,967)
Increase in Loans, Net                                                (760)      (15,788)
Capital Expenditures                                                (1,515)         (431)
Purchase of Bank Owned Life Insurance                                   --        (1,000)
                                                                  ----------------------
Net Cash Used for Investing Activities                             (22,980)      (21,720)
                                                                  ----------------------
FINANCING ACTIVITIES
Net Increase/(Decrease) in Demand Deposits                          26,093          (138)
Net Increase in Savings Deposits                                     2,383         4,941
Net Increase in Money Market Deposits                               12,026         5,430
Net Increase in Time Deposits                                        9,572           746
Proceeds of Other Borrowings
   One Year or Less                                                  3,000         9,000
   Over One Year                                                     2,500         4,000
Repayment of Other Borrowings
   One Year or Less                                                 (6,000)       (4,500)
   Over One Year                                                      (523)       (1,019)
Decrease in Obligation Under Capital Lease                              (6)           (7)
Proceeds from the Exercise of Stock Options                            120            41
                                                                  ----------------------
Net Cash Provided by Financing Activities                           49,165        18,494
                                                                  ----------------------
Increase/(Decrease) in Cash and Cash Equivalents                    27,886        (1,414)
Cash and Cash Equivalents, Beginning of Year                        31,751        39,743
                                                                  ----------------------
Cash and Cash Equivalents, End of Period                          $ 59,637      $ 38,329
                                                                  ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest                          $  2,908      $  3,344
                                                                  ======================
Cash Paid During the Period for Federal Income Taxes              $  1,050      $    714
                                                                  ======================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)

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

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2. Loans

      At June 30, 2004 and December 31, 2003 the composition of outstanding loans is summarized as follows:

                                               June 30,   December 31,
                                                 2004         2003
                                               --------   ------------
            (in thousands)
            Secured by Real Estate:
               Residential Mortgage            $ 76,139     $ 75,513
               Commercial Mortgage              137,242      131,434
               Construction                      31,566       29,734
            Commercial and Industrial            18,642       23,496
            Loans to Individuals                  8,676       10,397
            Other Loans                              92          969
                                               --------     --------
                                               $272,357     $271,543
                                               ========     ========

      There were no loans past due 90 days or more and still accruing at June 30, 2004 or at December 31, 2003. Loans in non-accrual status totaled $519,000 at June 30, 2004 and $1,012,000 at December 31, 2003. Interest income that would have been earned for the three and six months ended June 30, 2004 totaled approximately $12,000 and $32,000 respectively. Interest income that would have been earned for the three and six months ended June 30, 2003 totaled approximately $14,000 and $27,000 respectively.

      Loans considered to be impaired totaled $994,000 at June 30, 2004, a valuation reserve of $84,000 is attributed to these loans.

3. Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                                  Six Months
                                                    Ended         Year Ended
                                                   June 30,      December 31,
            (in thousands)                          2004            2003
                                                   -------         -------
            Balance January 1,                     $ 2,680         $ 2,407
            Provision Charged to Operations            165             502
            Charge Offs                                (79)           (238)
            Recoveries                                   4               9
                                                   -------         -------
            Balance End of Period                  $ 2,770         $ 2,680
                                                   =======         =======

4. Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures

      The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At June 30, 2004, the rate paid on this subordinated debenture of $4.1 million was based on 3-month LIBOR plus 358 basis points or 4.75% and is adjusted quarterly in January, April, July and October.

      On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At June 30, 2004, the rate paid on this subordinated debenture of $2.6 million based on 3-month LIBOR plus 345 basis points or 5.04% and is adjusted quarterly in March, June, September and December.

5. Letter of Credits

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2004, the Company was contingently liable on financial letters of credit totaling $5,591,000, of which $298,000 were originated in the first six months of this year. The Company's commitments under standby letters of credit expire at various dates through March 17, 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at June 30, 2004 varied from 0% to 100%, and averaged 19%.

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

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II expected residual returns. The deconsolidation in the investment in the common stock of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II caused the entities to be included in other assets as of June 30, 2004 and the corresponding increase in outstanding debt of $202,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust preferred securities issued by SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

     Securities

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's 2003 Form 10-K . In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.


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

7. Stock-Based Compensation

      For the three months ended June 30, 2004, there were no stock options granted. For the six months ended June 30, 2004, there were 117,050 stock options granted. The fair value of each option granted during this period was $3.21 and was estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 13.00%, a risk-free interest rate of 2.73% and an expected life of 5.00 years.

      Had compensation costs for the first six months been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three and six month periods ended June 30:

                                      For the Three Months    For the Six Months

                                          Ended June 30        Ended June 30
--------------------------------------------------------------------------------
(in thousands except per share data)     2004       2003      2004        2003
--------------------------------------------------------------------------------

Net Income as Reported                  $ 730      $ 742     $1,560      $1,348

Less: Stock-Based Compensation Costs        -       (547)      (248)       (565)
                                        ---------------------------------------

Proforma Net Income                     $ 730      $ 195     $1,312      $  783

Earnings Per Share Basic

     As Reported                        $0.19      $0.19     $ 0.41      $ 0.35

     Proforma                           $0.19      $0.04     $ 0.34      $ 0.19

Earnings Per Share Diluted

     As Reported                        $0.18      $0.19     $ 0.40      $ 0.34

     Proforma                           $0.18      $0.04     $ 0.33      $ 0.19

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

Overview

      Management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. This discussion and analysis is generally the financial condition and results of operations for the three month periods ended June 30, 2004 and 2003. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

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

Results of Operations

      Net income for the three months ended June 30, 2004 was $730,000 a decrease of $12,000 or 2% as compared to the same period in 2003. Earnings per share-Basic were $0.19 in 2004 and 2003. Earnings per share-Diluted were $0.18 in 2004 and $0.19 in 2003. Earnings per share have been restated for the stock dividend.

      Net income for the six months ended June 30, 2004 was $1,560,000 an increase of $212,000 or 16% as compared to the same period in 2003. Earnings per share-Basic were $0.41 in 2004 and $0.35 in 2003. Earnings per share-Diluted were $0.40 in 2004 and $0.34 in 2003.

Net Interest Income

      Net interest income for the three months ended June 30, 2004 was $3,708,000 an increase of $73,000 or 2% as compared to the same period in 2003.

      Average earning assets increased $39 million or 10% over the comparable periods. Average loans which were the Company's highest yielding earning asset represented 66% of earnings assets in each of the periods. At the same time average investments, the Company's second highest yielding earning asset, declined by $3 million and represented 25% of earning assets in 2004 and 28% in 2003. The remaining growth in earning assets took the form of short term investments and Federal Funds sold which increased a combined $16 million. Part of this change in mix occurred because during the second quarter of 2004 total loans declined by $7 million. Management decided that this decline was temporary in nature and chose to keep excess funds in more liquid types of investments.

      The growth in earning assets was funded primarily by the growth in average interest bearing deposits of $28 million all of which was in the form of core deposits; such as, savings, money market and NOW accounts which generally carry a lower interest rate than time deposits. Average Federal Home Loan Bank advances increased $5 million as management saw these instruments as an attractive alternative for fixed rate, fixed term funds compared to time deposits. The remainder of earning asset growth was funded by non-interest bearing time deposits.

     The United States continues to experience the lowest interest rates in 45 years. The Federal funds rate was lowered to 1.00% in June 2003. On June 30, 2004, the rate increased for the first time since May 17, 2000 to 1.25%. At the same time, the prime lending rate which the Company uses to price a large portion of its loan portfolio was raised from 4.00% to 4.25%.

      During this period of low interest rates, the yields on all earning asset categories declined as assets priced with floating rates saw declines while assets maturing were generally reinvested at lower rates. For example, the yield on loans and investments dropped 48 basis points (hundreds of a percentage point) over the comparable quarters. This decline in yield combined with the change in earning asset mix mentioned above caused the yield on earning assets to decline by 54 basis points to 4.99%.

      The cost of funding earning assets also declined during this period by 26 basis points to 1.42%. Interest bearing deposits declined 32 basis points while Federal Home Loan Bank advances actually increased 9 basis points as the Company borrowed longer term advances to fund loans.

      As a result, the net interest margin declined by 28 basis points to 3.57%, the Company's lowest quarterly level.

      While the growth of the Company's balance sheet provided approximately $205,000 in additional net interest income, the reduction in the net interest margin reduced net interest income $133,000 leaving an increase in the comparable quarters of $72,000 or 2%.

Provision for Loan Losses

     The provision for loan losses was $40,000 in the three months ended June 30, 2004 as compared to $132,000 for the same period in 2003. The decrease in the provision was a result of the Company's most recent analysis of the loan portfolio, a decline in the amount of non performing loans of $493,000 since December 31, 2003 and a reduction in loan balances of $7 million during the most recent quarter. The allowance for loan losses was 534% of non performing loans as of June 30, 2004 compared to 265% at December 31, 2003.

Other Income

      Total other income for the three months ended June 30, 2004 decreased $80,000 or 15% from the same period in 2003. Gains on the sale of loans decreased $76,000 or 72% over the comparable periods. The Company is a preferred SBA lender and, as such, originates SBA loans and sells the government guaranteed portions in the secondary market while retaining the servicing. The amount of gains recognized on SBA loans is dependent on the volume of new SBA loans generated each quarter.

      Gains on the sale of securities decreased by $24,000 or 83% from the same period in 2003. Securities are sold from time to time in response to the Company's need for liquidity to fund loan demand or to respond to changes in interest rates, asset/liability strategy or prepayment risk. Gains or losses are dependent upon prevailing interest rates. Fixed rate investments will lose value in a rising rate environment and gain value in a falling rate environment. Gains and losses on sales of securities will vary widely from quarter to quarter.

      Service charges on deposit accounts declined $19,000. Overdraft, wire transfer and sweep account service charges accounted for most of the decline.

      Other income increased $43,000 or 30% over the comparable periods. Fees from the sale of annuities and mutual funds increased by $12,000. The remainder was a result of the increase in the cash surrender value of insurance policies purchased as part of the Company's SERP Plan.

Other Expense

      Total other expense increased $92,000 or 3% during the three months ended June 30, 2004 in comparison with the same period in 2003.

      Salaries and Benefits expense increased $69,000 or 5% over the comparable periods. Annual salary increases and additions to staff for the Reading Ridge office, as well as, a 7% increase in overall benefit costs accounted for much of the increase. Partially offsetting these amounts was a $46,000 reduction in the amounts accrued for year-end bonuses, as a result of the decline in net income.

      Even with opening an additional branch, the Company was able to reduce its occupancy cost by $25,000 or 6% over the comparable quarters. The Company's lease obligation for the original Hillsborough office expired in December 2003. The Company also purchased the facilities at 103 and 117 West End Avenue in Somerville and thereby eliminated those lease obligations.

      Other expenses increased $41,000 or 5% over the comparable periods. At the end of the second quarter of 2003, the Company outsourced its item processing operations to Fiserv. This outsourcing combined with overall increases in transaction volume caused data processing to increase $58,000. Directors fees increased $19,000 as retainers were added to Director compensation. Marketing and business development expense increased $15,000 as a result of additional advertising and the opening of the Reading Ridge office. These were partially offset by decreases in correspondent bank fees ($42,000), legal fees ($44,000) and telephone expense ($12,000).

Financial Condition
June 30, 2004 compared to December 31, 2003

      At June 30, 2004, total assets were $482 million an increase of $51 million or 12% from December 31, 2003. This increase was funded by growth in deposits of $50 million. Most of the deposit growth occurred within three categories. NOW accounts increased by $22 million, Money Market accounts by $12 million and time deposits greater than $100,000 by $11 million.

      The NOW and Money Market accounts contain deposits of municipalities and businesses, such as attorney and title insurance company accounts which can be volatile. Almost half of the growth in deposits was placed in Federal funds sold and other short term investments, which increased $23 million.

      Loans increased $814,000 since December 31, 2003. After increasing $8 million during the first quarter of 2004, loans declined $7 million during the second quarter, due to a number of payoffs on commercial loans.

Asset Quality

      There were no loans past due 90 days or more and still accruing as of June 30, 2004. There were no loans past due 90 days and still accruing as of December 31, 2003.

      Loans in a non-accrual status totaled $519,000 at June 30, 2004 and represented 0.19% of total loans. Loans in non-accrual status totaled $1,012,000 at December 31, 2003 and represented 0.37% of total loans.

      The Company had no other real estate owned at June 30, 2004 or December 31, 2003.

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

      All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity, with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its thirteen-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgment with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

      The allowance for homogenous loans is established based on a number of factors, including current economic conditions and the loss experience with these types of loans as well as management's judgment.

      The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Company is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

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

      The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. This amount totaled $152,000 at June 30, 2004. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

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

      At June 30, 2004, the allowance for loan losses was $2.8 million and represented 1.02% of total loans and 534% of non-performing loans compared to an allowance for loan losses at December 31, 2003 of $2.7 million or 0.99% of total loans and 265% of non-performing loans.

      Net charge-offs for the first six months of 2004 totaled $75,000 compared to $229,000 for the year ended December 31, 2003. Of the 2003 charge-offs, $139,000 occurred during the third quarter and represented one loan.

Capital Resources

      Total Shareholders' Equity was $27.1 million at June 30, 2004 compared to $25.7 million at December 31, 2003. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations, as permitted by FDIC regulations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                     June 30,      December 31,
                                                       2004            2003
                                                     --------      ------------

      Leverage Ratio                                   7.08%           7.39%
      Tier 1 Capital to Risk Weighted Assets           9.98%          10.06%
      Total Capital to Risk Weighted Assets           10.83%          10.94%

Liquidity

      Cash and Cash Equivalents totaled $60 million at June 30, 2004, an increase of $28 million since December 31, 2003.

      The increase in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash provided by financing activities was $49 million. Deposits funded all of this increase as Other Borrowings declined by $1 million. Demand deposits increased $26 million, Money Market deposits increased $12 million, time deposits increased $10 million and savings deposits increased $2 million. Since most of these accounts have volatile balances, only $23 million was used for investing activities with a net of $18 million used for the purchase of securities.

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

      Loans make up the largest portion of the Bank's assets. In making commercial loans, the emphasis is placed on either floating rate loans tied to the Prime Lending Rate or fixed rate loans with prepayment penalties depending upon the Bank's overall rate sensitivity position. Fixed rate commercial loans are generally written so that the rates can be adjusted within 3 to 7 years with payouts up to 25 years. Mortgage loans are currently written to be adjusted annually after the first 3, 5 or 10-year term with payouts up to 30 years. Home equity lines of credit are tied to the Prime Lending Rate although special promotions may offer a fixed rate for periods of not greater than one year. These loans also contain interest rate floors. Fixed rate home equity loans are offered with a maturity of 5 or 10 years, amortizing over a 15-year period. Installment loans are written at fixed rates amortizing over 1 to 5 years.

      The Bank utilizes its securities to manage its liquidity and rate sensitivity. Fixed rate agency and corporate securities are purchased for terms of less than 5 years. Adjustable rate securities require an estimated average life at time of purchase of 10 years or less. Callable securities can be purchased for terms of 5 years or less with a call period of 3 months to 2 years. Fixed rate mortgage-backed securities are purchased with estimated average lives at the time of purchase of not more than 5 years. These securities are reviewed for changes in yield and average life resulting from changes in interest rates. The Bank also invests in FDIC insured CDs of other financial institutions with a maturity of 3 months to 3 years for amounts up to $100,000.

      Short-term rate sensitivity is also managed through the investment into high quality short-term Money Market securities, US Government Agency securities and/or US Treasury securities made available through Money Market funds, which can be liquidated at anytime. In general, the day-to-day rate sensitivity is managed through the sale or purchase of Federal Funds from approved correspondent banks all of which must be "well- capitalized" as defined by the FDIC.

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

      The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At June 30, 2004, the Bank did not have any hedging transactions in place.

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

      The ALCO attempts to maintain the Company's cumulative gap ratios at +/-15% for 90 days or less, +/- 20% for four to six months and +/-25% for between six months and one year.

      The following table depicts the Company's gap position as of June 30, 2004.

INTEREST RATE SENSITIVITY AT JUNE 30, 2004

                                                                     MATURITY OR REPRICING IN (1)
                                                  DUE IN        BETWEEN         AFTER            NON-
                                                 90 DAYS      91 DAYS -          ONE           INTEREST
($ in thousands)                                 OR LESS       ONE YEAR          YEAR           BEARING          TOTAL
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Securities                                     $  13,205      $  32,912       $  71,910       $      --      $ 118,027
Federal Funds Sold                                22,146             --              --              --         22,146
Other Short Term Investments                       8,091             --              --              --          8,091
Interest Bearing Time Deposits                     2,390          7,466           6,469              --         16,325
Loans                                             74,292         13,049         184,497             163        272,001
Allowance For Loan Losses                             --             --              --          (2,770)        (2,770)
Non-interest Earning Assets                           --             --              --          48,013         48,013
----------------------------------------------------------------------------------------------------------------------
Total Assets                                   $ 120,124      $  53,427       $ 262,876       $  45,406      $ 481,833
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
Money Market                                   $  17,143      $  26,743       $  24,687       $      --      $  68,573
NOW                                                5,634         33,804          54,463              --         93,901
Savings Deposits                                   6,081         20,269          24,323              --         50,673
Time Deposits over $100,000                       15,058         14,313           9,025              --         38,396
Other Time Deposits                               32,961         45,046          35,931              --        113,938
Other Borrowings                                      --          3,000          14,153              --         17,153
Obligation Under Capital Lease                         3             11             377              --            391
Subordinated Debentures                            6,702             --              --              --          6,702
----------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities                83,582        143,186         162,959              --        389,727
----------------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand Deposits               5,724          8,905          48,977              --         63,606
Other Liabilities                                     --             --              --           1,378          1,378
Stockholder's Equity                                  --             --              --          27,122         27,122
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity     $  89,306      $ 152,091       $ 211,936       $  28,500      $ 481,833
----------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                  $  30,818      $ (98,664)      $  50,940       $  16,906
----------------------------------------------------------------------------------------------------------------------
Cumulative Gap                                 $  30,818      $ (67,846)      $ (16,906)
----------------------------------------------------------------------------------------------------------------------
Cumulative Gap to Total Assets                      6.40%        (14.08)%         (3.51)%
======================================================================================================================

(1) The following are the assumptions that were used to prepare the Gap analysis:

      (A) Interest rates increased on June 30, 2004, i.e. a prime rate of 4.25% and a Federal Funds rate of 1.25%.

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

      In 2003, the Federal Funds rate and the Prime Lending Rate remained flat for 5 months and were then reduced 25 basis points in June to 1.00% and 4.00%, respectively. These rates had not been this low since 1958. They remained at this level until June 30, 2004 when they were increased to 1.25% and 4.25%, respectively. In the second quarter of 2004, the Company's net interest margin declined to its lowest quarterly level ever at 3.57%. The decline was primarily related to a change in the mix of earning assets as opposed to the interest rate environment. For further discussion see "Net Interest Income."

      Past performance is no indication of future results. The net interest margin can be affected by more than the change in the level of interest rates. Such items as the changes in the mix of assets and liabilities and a change in the competitive factors governing the pricing of assets and liabilities can also greatly impact the net interest margin.

      An additional analysis of the Bank's interest rate risk is a forecast of changes in the Bank's Market Value of Portfolio Equity (MVPE) under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimated change in MVPE for the Bank at June 30, 2004 is as follows:

CHANGE IN INTEREST (in thousands)            MVPE AMOUNT                $ CHANGE
================================================================================
+200 Basis Points                            $35,384                    $(2,636)
Base Amount Rate                              38,020                         --
-200 Basis Points                             39,086                      1,066
--------------------------------------------------------------------------------

      The policy of the Company requires that a parallel shock of +/-200 basis points may not change the MVPE by more than 1% of total assets. For June 30, 2004, this amount would be $4.8 million.

      It is important to note that as of June 30, 2004 a downward parallel shock of 200 basis points could not be applied to all assets and liabilities. For example, at June 30, 2004 the Federal Funds rate was at 1.25%. Certain loans rates, such as home equity loans, have contractual floors which at quarter end June 30, 2004 were above the current market rates. In addition, certain deposit rates could not realistically be reduced by 200 basis points. Assumptions were made as to implied floors for these rates. The Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, levels and composition of new balance sheet activity and new product lines are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of yield changes subject to certain limits agreed to by ALCO. The Company uses three interest rate scenarios provided by Global Insight, a third party econometric modeling service.

      The first scenario is a projection by Global Insight of what rates are most likely to be over a twelve month time horizon given the most recent set of facts and circumstances. The remaining scenarios are a rising and a declining rate scenario that are purely hypothetical in nature. These three scenarios are then compared to the base case of a flat rate scenario. The following table depicts the approximate change in net interest income after taxes (35% tax rate) under the three rate scenarios at June 30, 2004.

                                 Point To Point          Dollar Change In
                                 Change In The           Thousands In Net
                                 Prime Lending           Interest Income
                                 Rate Over               From Flat Rate
         Scenarios               Twelve Months           Scenario
      ----------------           --------------          ----------------
      ($ in thousands)

      Most Likely                       1.50%                    $   553
      Rising                            3.25%                      1,051
      Declining                         (.25)%                      (111)

      It should be noted that the declining rate scenario provided by Global Insight indicated rates to be flat and not declining. Management modified the scenario to reflect a 25 basis point decline. Actual results may differ from the simulated results due to such factors as the timing, magnitude and frequency of interest rate changes, changes in market conditions, management strategies and differences in actual versus forecasted balance sheet composition and activity.

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

            None.

ITEM 3-     Defaults upon Senior Securities

            None.

ITEM 4-     Submission of Matters to a Vote of Security Holders

            On April 29, 2004, the Company held its annual meeting of shareholders for the purpose of electing two directors to serve until the 2007 annual meeting. The following are the results of the election:

                                              For          Withheld      Abstain
                                              ---          --------      -------
                   Bernard Bernstein       3,302,432         10,376         --
                   Robert P. Corcoran      3,101,737        211,071         --

ITEM 5-     Other Information

            The common stock of the Company is traded on the Nasdaq National Market Small-Cap, under the trading symbol SVBF. On June 30, 2004, the closing bid of the Company's common stock was $18.04 per share.

            The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  31    Certifications

                  32    906 Certification

            (b)   Form 8-K

                  There has been one report on Form 8-K filed during the second quarter of 2004.

                        April 19, 2004------Press release announcing second quarter earnings

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

                                        SVB FINANCIAL SERVICES, INC.
                                        (Registrant)


                                        /s/ Robert P. Corcoran
                                        ------------------------------------
                                        Robert P. Corcoran
                                        Chief Executive Officer

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

                                        SVB FINANCIAL SERVICES, INC.
                                        (Registrant)


                                        /s/ Keith B. McCarthy
                                        ------------------------------------
                                        Keith B. McCarthy
                                        Chief Financial Officer
                                        Chief Accounting Officer

Dated: August 16, 2004