Form 10-Q
period 2004-09-30
SVB FINANCIAL SERVICES INC
filed 2004-11-15
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

                  |_| Yes               |X| No

      As of November 12, 2004 there were 4,058,641 shares of common stock, $2.09 par value outstanding. The number of shares outstanding has been adjusted for a declared stock dividend of 5% on October 28, 2004.

                          SVB FINANCIAL SERVICES, INC.
                          ----------------------------

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

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2004           2003
                                                     ---------------------------
(in thousands)                                        (Unaudited)
ASSETS
Cash & Due from Banks                                  $  24,270     $  24,983
Federal Funds Sold                                         3,040         6,584
Other Short Term Investments                                  67           184
                                                       -----------------------
Total Cash and Cash Equivalents                           27,377        31,751
                                                       -----------------------

Interest Bearing Time Deposits                            14,831        13,142

Securities
   Available for Sale, at Fair Value                      49,746        42,855
   Held to Maturity  (Fair Value $72,352 in 2004          72,420        58,290
       and $58,578 in 2003)
                                                       -----------------------
Total Securities                                         122,166       101,145
                                                       -----------------------

Loans                                                    292,503       271,543
   Allowance for Loan Losses                              (2,826)       (2,680)
   Unearned Income                                          (384)         (334)
                                                       -----------------------
Net Loans                                                289,293       268,529
                                                       -----------------------

Premises & Equipment, Net                                  7,853         7,356
Bank Owned Life Insurance                                  7,834         4,187
Other Assets                                               5,548         4,964
                                                       -----------------------
Total Assets                                           $ 474,902     $ 431,074
                                                       =======================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
     Demand
         Non-interest Bearing                          $  61,437     $  59,601
         NOW                                              87,457        71,813
      Savings                                             48,661        48,290
      Money Market                                        74,635        56,547
      Time
         Greater than $100,000                            36,409        27,755
         Less than $100,000                              111,999       115,007
                                                       -----------------------
Total Deposits                                           420,598       379,013
                                                       -----------------------

Other Borrowings                                          17,143        18,176
Obligation Under Capital Lease                               388           397
Subordinated Debentures                                    6,702            --
Guaranteed Preferred Beneficial Interest in the
    Corporation Subordinated Debentures                       --         6,500
                                                       -----------------------
Total Borrowings                                          24,233        25,073
                                                       -----------------------
Other Liabilities                                          1,588         1,299
                                                       -----------------------
Total Liabilities                                        446,419       405,385
                                                       -----------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 20,000,000                   8,077         8,041
   Shares Authorized; 3,864,873 Shares in 2004 and
   3,847,294 Shares in 2003 Issued and Outstanding
Additional Paid-in Capital                                14,903        14,786
Retained Earnings                                          5,583         2,955
Accumulated Other Comprehensive Loss                         (80)          (93)
                                                       -----------------------
Total Shareholders' Equity                                28,483        25,689
                                                       -----------------------
Total Liabilities and Shareholders' Equity             $ 474,902     $ 431,074
                                                       =======================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Period Ended September 30
(Unaudited)

                                                       For the Three Months Ended  For the Nine Months Ended
                                                           2004          2003          2004          2003
                                                       ------------------------------------------------------
(in thousands except per share data)
INTEREST INCOME
Loans                                                    $  4,425      $  4,221      $ 13,001      $ 12,444
Securities Available for Sale                                 403           357         1,011         1,263
Securities Held to Maturity                                   533           420         1,464         1,368
Other Short Term Investments                                    4             3            13            13
Interest Bearing Time Deposits                                109            99           296           337
Federal Funds Sold                                             21            18            79            73
                                                         --------------------------------------------------
Total Interest Income                                       5,495         5,118        15,864        15,498
                                                         --------------------------------------------------
INTEREST EXPENSE
Deposits                                                    1,293         1,322         3,722         4,211
Other Borrowings                                              147           128           440           342
Obligation Under Capital Lease                                  5             5            14            15
Subordinated Debentures                                        88            --           246            --
Guaranteed Preferred Beneficial Interest
   in the Corporation Subordinated Debentures                  --            78            --           238
                                                         --------------------------------------------------
Total Interest Expense                                      1,533         1,533         4,422         4,806
                                                         --------------------------------------------------

Net Interest Income                                         3,962         3,585        11,442        10,692
PROVISION FOR LOAN LOSSES                                      95            95           260           397
                                                         --------------------------------------------------
Net Interest Income after Provision for Loan Losses         3,867         3,490        11,182        10,295
                                                         --------------------------------------------------

OTHER INCOME
Service Charges on Deposit Accounts                           190           214           570           642
Gains on the Sale of Securities Available for Sale             19            22            55            98
Gains on the Sale of Loans                                    144           146           273           298
Gain on the Sale of a Branch                                  244            --           244            --
Bank Owned Life Insurance                                      65            48           147           139
Other Income                                                  188           120           598           420
                                                         --------------------------------------------------
Total Other Income                                            850           550         1,887         1,597
                                                         --------------------------------------------------

OTHER EXPENSE
Salaries and Employee Benefits                              1,657         1,468         4,771         4,460
Occupancy Expense                                             399           445         1,244         1,350
Equipment Expense                                             173           159           503           479
Other Expenses                                                894           860         2,617         2,486
                                                         --------------------------------------------------
Total Other Expense                                         3,123         2,932         9,135         8,775
                                                         --------------------------------------------------

Income Before Provision for Income Taxes                    1,594         1,108         3,934         3,117
Provision for Income Taxes                                    526           370         1,306         1,030
                                                         --------------------------------------------------
Net Income                                               $  1,068      $    738      $  2,628      $  2,087
                                                         ==================================================

EARNINGS PER SHARE - Basic (1)                           $   0.27      $   0.18      $   0.65      $   0.51
                                                         ==================================================

                                                         ==================================================
EARNINGS PER SHARE - Diluted (1)                         $   0.26      $   0.18      $   0.63      $   0.50
                                                         ==================================================

(1)   Amounts have been restated for stock dividends.

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period Ended September 30, 2004
(Unaudited)

                                                                                ACCUMULATED
                                                     ADDITIONAL                    OTHER                        TOTAL
                                         COMMON       PAID-IN       RETAINED   COMPREHENSIVE  COMPREHENSIVE  SHAREHOLDERS'
(in thousands)                           STOCK        CAPITAL       EARNINGS       LOSS           INCOME        EQUITY
                                         ---------------------------------------------------------------------------------
Balance, January 1, 2004                 $8,041       $14,786        $2,955        $ (93)                       $25,689
Exercise of Stock Options                    36           117                                                       153
Net Income                                                            2,628                       $2,628          2,628
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                             13              13             13
                                                                                                  ------
Total Comprehensive Income                                                                        $2,641
                                         ------------------------------------------------------------------------------
Balance, September 30, 2004              $8,077       $14,903        $5,583        $ (80)                       $28,483
                                         ==============================================================================

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Period Ended September 30,

                                                  For the Three Months Ended     For the Nine Months Ended
                                                      2004          2003            2004           2003
                                                  --------------------------------------------------------
                                                          (Unaudited)                   (Unaudited)
(in thousands)
Net Income                                           $1,068         $ 738          $2,628         $2,087
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) Arising in the
    Period, Net of Reclassification Adjustments         260          (347)             13           (416)
                                                     ---------------------------------------------------
Comprehensive Income                                 $1,328         $ 391          $2,641         $1,671
                                                     ===================================================


SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period Ended September 30,
(Unaudited)

                                                                   2004         2003
                                                                 --------     --------
(in thousands)
OPERATING ACTIVITIES
Net Income                                                       $  2,628        2,087
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
Provision for Loan Losses                                             260          397
Depreciation                                                          554          511
Amortization of Securities Premium                                    479          641
Gains on the Sale of Securities Available for Sale                    (55)         (98)
Gains on the Sale of Loans                                           (273)        (298)
Gain on the Sale of a Branch                                         (244)          --
Increase  in Other Assets                                            (389)        (172)
Increase in Other Liabilities                                         289          134
Increase in Cash Surrender Value of Bank Owned Life Insurance        (147)        (139)
Increase/(Decrease) in Unearned Income                                 50          (21)
                                                                 ---------------------
Net Cash Provided By Operating Activities                           3,152        3,042
                                                                 ---------------------
INVESTING ACTIVITIES
(Increase)/Decrease in Interest Bearing Time Deposits              (1,689)       1,989
Proceeds from the Sale of Securities Available for Sale             3,985        5,010
Proceeds from Maturities of Securities
   Available for Sale                                              18,531       22,472
   Held to Maturity                                                20,944       27,549
Purchases of Securities
   Available for Sale                                             (29,549)     (30,638)
   Held to Maturity                                               (35,336)     (29,467)
Increase in Loans, Net                                            (20,801)     (22,580)
Capital Expenditures                                               (1,990)        (438)
Net Proceeds from the Sale of a Branch                              1,183           --
Purchase of Bank Owned Life Insurance                              (3,500)      (1,000)
                                                                 ---------------------
Net Cash Used for Investing Activities                            (48,222)     (27,103)
                                                                 ---------------------
FINANCING ACTIVITIES
Net Increase in Demand Deposits                                    17,480          596
Net Increase in Savings Deposits                                      371        6,028
Net Increase in Money Market Deposits                              18,088        5,734
Net Increase/(Decrease) in Time Deposits                            5,646       (2,146)
Proceeds of Other Borrowings
   One Year or Less                                                 3,000       14,000
   Over One Year                                                    2,500        4,000
Repayment of Other Borrowings
   One Year or Less                                                (6,000)     (10,000)
   Over One Year                                                     (533)      (1,028)
Decrease in Obligation Under Capital Lease                             (9)         (10)
Proceeds from the Exercise of Stock Options                           153          106
                                                                 ---------------------
Net Cash Provided by Financing Activities                          40,696       17,280
                                                                 ---------------------
Decrease in Cash and Cash Equivalents                              (4,374)      (6,781)
Cash and Cash Equivalents, Beginning of Year                       31,751       39,743
                                                                 ---------------------
Cash and Cash Equivalents, End of Period                         $ 27,377     $ 32,962
                                                                 =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest                         $  4,454     $  4,904
                                                                 =====================
Cash Paid During the Period for Federal Income Taxes             $  1,350     $  1,069
                                                                 =====================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2004 (UNAUDITED)

1. SVB Financial Services, Inc., (the "Company") is a bank holding company and the parent holding company for Somerset Valley Bank ("the Bank"), a full service commercial bank. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary, Somerset Valley Investment Company, Inc. Somerset Valley Investment Company, Inc. is the parent company of West End One Corp., a company incorporated in the State of Delaware, which manages an investment portfolio for the benefit of Somerset Valley Investment Company, Inc.

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2. Loans

      At September 30, 2004 and December 31, 2003 the composition of outstanding loans is summarized as follows:

                                             September 30,  December 31,
                                                 2004           2003
                                             -------------  ------------
          (in thousands)
          Secured by Real Estate:
             Residential Mortgage              $ 75,728       $ 75,513
             Commercial Mortgage                151,657        131,434
             Construction                        31,527         29,734
          Commercial and Industrial              25,791         23,496
          Loans to Individuals                    7,378         10,397
          Other Loans                               422            969
                                               --------       --------
                                               $292,503       $271,543
                                               ========       ========

      There were $145,000 in restructured loans at September 30, 2004. There were no restructured loans at December 31, 2003. There were $3,000 in loans past due 90 days or more and still accruing at September 30, 2004. There were no loans past due 90 days or more and still accruing at December 31, 2003. Loans in non- accrual status totaled $1,087,000 at September 30, 2004 and $1,012,000 at December 31, 2003. Interest income that would have been earned for the three and nine months ended September 30, 2004 totaled approximately $10,000 and $42,000 respectively. Interest income that would have been earned for the three and nine months ended September 30, 2003 totaled approximately $18,000 and $45,000 respectively.

      Loans considered to be impaired totaled $1,043,000 at September 30, 2004, a valuation reserve of $67,000 is attributed to these loans and is included in the allowance for loan losses.

3. Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                               Nine Months
                                                  Ended         Year Ended
                                               September 30,   December 31,
                                                   2004           2003
                                               -------------   ------------
          (in thousands)
          Balance January 1,                    $  2,680        $  2,407
          Provision Charged to Operations            260             502
          Charge Offs                               (122)           (238)
          Recoveries                                   8               9
                                                --------        --------
          Balance End of Period                 $  2,826        $  2,680
                                                ========        ========

4. Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures

      The Company participates in two separate pooled institutional placements of trust preferred securities arranged by a third party. The Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 followed by the funding of the trust preferred securities on July 31, 2001. This subordinated debenture will be redeemed in the year 2031. At September 30, 2004, the rate paid on this subordinated debenture of $4.1 million was based on 3-month LIBOR plus 358 basis points or 5.27% and is adjusted quarterly in January, April, July and October.

      On June 25, 2002, the Company formed and purchased the common stock of SVB Bald Eagle Statutory Trust II followed by the funding of the trust preferred securities on June 26, 2002. This subordinated debenture will be redeemed in the year 2032. At September 30, 2004, the rate paid on this subordinated debenture of $2.6 million based on 3-month LIBOR plus 345 basis points or 5.40% and is adjusted quarterly in March, June, September and December.

5. Letter of Credits

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At September 30, 2004, the Company was contingently liable on financial letters of credit totaling $5,941,000, of which $670,000 were originated in the first nine months of this year. The Company's commitments under standby letters of credit expire at various dates through March 17, 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at September 30, 2004 varied from 0% to 100%, and averaged 23%.

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

      The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II expected residual returns. The deconsolidation in the investment in the common stock of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II caused the entities to be included in other assets as of September 30, 2004 and the corresponding increase in outstanding debt of $202,000. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

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

      Securities - EITF 03-1

      In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS Nos. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of
Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10- 20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company is in the process of determining the impact that this EITF will have on its financial statements.

      Loan Commitments

      The SEC recently released Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's consolidated financial statements.

      Stock Options

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on its results of operations.

7. Stock-Based Compensation

      For the three months ended September 30, 2004, there were no stock options granted. For the nine months ended September 30, 2004, there were 122,902 stock options granted, as adjusted for the 5% stock dividend declared October 28, 2004. The fair value of each option granted during this period was $3.06, as adjusted, and was estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 13.00%, a risk-free interest rate of 2.73% and an expected life of 5.00 years.

      Had compensation costs for the first nine months been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three and nine month periods ended September 30:

                                           For the Three Months        For the Nine Months
                                            Ended September 30         Ended September 30
-------------------------------------------------------------------------------------------
(in thousands except per share data)         2004         2003         2004           2003
-------------------------------------------------------------------------------------------
Net Income as Reported                      $1,068        $738        $2,628         $2,087

Less: Stock-Based Compensation Costs            --          --          (248)          (607)
                                            -----------------------------------------------
Proforma Net Income                         $1,068        $738        $2,380         $1,480

Earnings Per Share Basic

     As Reported                            $ 0.27        $0.18       $ 0.65         $ 0.51

     Proforma                               $ 0.27        $0.18       $ 0.59         $ 0.37

Earnings Per Share Diluted

     As Reported                            $ 0.26        $0.18       $ 0.63         $ 0.50

     Proforma                               $ 0.26        $0.18       $ 0.57         $ 0.36

8. Subsequent Event

      On October 28, 2004, the Board of Directors of the Company declared a 5% stock dividend payable on December 1, 2004 to holders of record as of November 15, 2004. Per share information in this Form 10-Q report has been restated to reflect the effects of the stock dividend.

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

Overview
--------

      Management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. This discussion and analysis is generally the financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

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

      The Company also maintains an arrangement for two dual employees with Linsco Private Ledger to obtain commissions for the sale of variable annuities, mutual funds and other investment products.

Results of Operations
---------------------

      Net income for the three months ended September 30, 2004 was $1,068,000 an increase of $330,000 or 45% as compared to the same period in 2003. Earnings per share-Basic were $0.27 in 2004 and $0.18 in 2003. Earnings per share-Diluted were $0.26 in 2004 and $0.18 in 2003.

      Net income for the nine months ended September 30, 2004 was $2,628,000 an increase of $541,000 or 26% as compared to the same period in 2003. Earnings per share-Basic were $0.65 in 2004 and $0.51 in 2003. Earnings per share-Diluted were $0.63 in 2004 and $0.50 in 2003.

      Included in net income for the three and nine months ended September 30, 2004 was a one time gain on the sale of the Company's Aberdeen office of $244,000 on a pretax basis. The Company sold its only Monmouth County facility in order to concentrate their expansion efforts in Somerset, Middlesex and Hunterdon counties.

Net Interest Income
-------------------

      Net interest income for the three months ended September 30, 2004 was $3,962,000, an increase of $377,000 or 11% as compared to the same period in 2003. For the nine months ended September 30, 2004 net interest income was $11,442,000, an increase of $750,000 from the same period during 2003.

      Average earning assets increased $44 million or 11% over the comparable quarterly periods. Average loans, which were the Company's highest yielding asset, represented 66% of earnings assets in 2004 and 67% in 2003. Average investments, the Company's second highest yielding earning asset, grew by $18 million. During the third quarter of 2004, total loans increased $20 million over the previous quarter which experienced a decline from the first quarter. Loan growth was a major contributor to the Company's improved earnings.

      The growth in earning assets, during the comparable quarters, was funded primarily by the growth in average interest bearing deposits of $30 million of which 86% was in the form of core deposits; such as savings, money market and NOW accounts, which generally carry a lower interest rate than time deposits. Average Federal Home Loan Bank advances increased $2 million. The increase of non-interest bearing deposits of $9 million funded the remainder of the growth of earning assets.

      The United States continues to experience historically low interest rates. The Federal Funds Rate was lowered to 1.00% in June 2003. In 2004, rates have slowly begun to increase for the first time in three years. During the second quarter the Federal Funds Rate increased to 1.25% and during the third quarter it increased an additional 50 basis points. The Prime Lending Rate, which the Company uses to price a large portion of its loan portfolio, rose to 4.75% in lock step with Federal Funds.

      During this period of low interest rates, the yields on all earning asset categories declined as assets priced with floating rates saw declines while assets maturing were generally reinvested at lower rates. For example, the yield on loans dropped 23 basis points over the comparable quarters. However, due to the recent increases in market rates this yield improved by 11 basis points from the second quarter of 2004. While the yield on Federal Funds showed an immediate increase of 40 basis points for the comparable quarters, the decline in yields on loans and short-term investments, as well as the mix of the balance sheet, caused the yield on earning assets to decline by 17 basis points to 5.10%.

      For the nine months ending September 30, 2004, the yield on earning assets was 5.12% as compared to 5.46% for the same period during 2003.

      The cost to fund earning assets also declined during the third quarter period from 2003 to 2004 by 16 basis points to 1.42%. The rate paid on interest bearing deposits declined 17 basis points, while the yield on subordinated debentures reflected an increase of 18 basis points. For the nine month period ending September 30, 2004, the cost to fund earning assets decreased by 26 basis points to 1.43%.

      As a result, the net interest margin for the third quarter of 2004 declined by only 1 basis point to 3.68% as compared to the same period of 2003. The net interest margin showed an improvement of 11 basis points from the second quarter of 2004. For the nine months ended September 30, 2004, the net interest margin declined by 8 basis points to 3.69% as compared to the same period of 2003.

      While the growth of the Company's balance sheet, during the third quarter, provided approximately $408,000 in additional net interest income, the reduction in the net interest margin reduced net interest income by $32,000 leaving an increase in the comparable third quarters of $377,000 or 11%. For the nine month period ending September 30, 2004 growth in the Company's balance sheet provided approximately $1,195,000 in additional net interest income, while the reduction in the net interest margin reduced net interest income approximately $445,000 resulting in an increase of $750,000 for the same period of 2003.

Provision for Loan Losses
-------------------------

      The provision for loan losses was $95,000 in the three months ended September 30, 2004, as well as for the same period in 2003. The calculation of the provision was a result of the Company's most recent analysis of the loan portfolio. The allowance for loan losses was 229% of non performing loans as of September 30, 2004 compared to 265% at December 31, 2003.

Other Income
------------

      Total other income for the three months ended September 30, 2004 increased $300,000 or 55%. The gain on the sale of the Aberdeen branch represented $244,000 of the increase. The five-year old branch was the only location in Monmouth County and the Company made the decision to focus its expansion efforts in Somerset, Middlesex and Hunterdon counties. Other income increased $68,000 or 57% over the comparable quarterly periods. Fees from the sale of annuities and mutual funds increased by $29,000. Income from bank owned life insurance (BOLI) increased $17,000 due to the purchase of an additional $3.5 million in BOLI. The remainder was the result of the increase in the cash surrender value of insurance policies purchased as part of the Company's SERP plan.

      Service charges on deposit accounts declined $24,000. Overdraft, wire transfer and sweep account service charges accounted for most of the decline.

      Gains on the sale of loans and gains on the sale of securities also showed a decrease for the comparable quarters.

      For the nine month period ending September 30, 2004 total other income increased $290,000 or 18%. The gain on the sale of the Aberdeen branch represented 84% of the increase.

Other Expense
-------------

      Total other expense increased $191,000 or 7% during the three months ended September 30, 2004 in comparison with the same period in 2003.

      Salaries and Benefits expense increased $189,000 over the comparable quarters ending September 30, 2004. Annual salary increases and additions to staff, as well as an increase in overall benefit costs accounted for most of the variance. The Company also resumed its accrual for year end bonuses as a result of record earnings and increased the amount by $49,000.

      The Company was able to reduce its occupancy cost by $46,000 or 10% over the comparable quarters. The Company's lease obligation for the original Hillsborough office expired in December. The Company also purchased the facilities at 103 and 117 West End Avenue in Somerville and thereby eliminated those lease obligations. The sale of the Aberdeen branch accounted for approximately $15,000 of the decrease. Part of this was offset by the opening of the Reading Ridge office in February 2004.

      Equipment expense increased $14,000 or 9% from the third quarter of 2003, due to increased costs to upgrade and maintain computer equipment, as well as rental of copying and postage equipment.

      Other expenses increased $34,000 or 4% over the comparable quarter of 2003. Increases in transaction volume, as well as enhancements to services caused data processing costs to grow by $26,000 as compared to the third quarter of 2003. Directors fees increased $12,000 as retainers were added to Director compensation. Insurance expense also increased $37,000 for the comparable quarters. These increases were partially offset by decreases in advertising expense ($42,000), legal fees ($27,000) and losses incurred on disposed fixed assets ($21,000).

      Total other expense increased $360,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. Of this increase, salary and benefits costs accounted for $311,000 and other expenses $131,000. These increases were offset in decreased occupancy expense of $106,000 for the same period in 2003.

Financial Condition
September 30, 2004 compared to December 31, 2003
------------------------------------------------

      At September 30, 2004, total assets were $475 million, an increase of $44 million or 10% from December 31, 2003. This increase was funded by growth in deposits of $42 million. Most of the deposit growth occurred within three categories. NOW accounts increased by $16 million, money market accounts by $18 million and time deposits greater than $100,000 by $9 million. Time deposits less than $100,000 decreased $3 million.

      The NOW and money market accounts contain deposits of municipalities and businesses, such as attorney and title insurance company accounts which can be volatile. The growth in deposits was used to fund new loans and purchase investments securities. Total security investments grew $21 million.

      Loans increased $21 million since December 31, 2003. After increasing $8 million during the first quarter of 2004 and declining $7 million during the second quarter, loans increased $20 million primarily in commercial mortgages during the third quarter.

Asset Quality
-------------

      There were $3,000 in loans past due 90 days or more and still accruing as of September 30, 2004. There were no loans past due 90 days and still accruing as of December 31, 2003.

      Loans in a non-accrual status totaled $1,087,000 at September 30, 2004 and represented 0.37% of total loans. Loans in non-accrual status totaled $1,012,000 at December 31, 2003 and represented 0.37% of total loans.

      The Company had no other real estate owned at September 30, 2004 or December 31, 2003.

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

      The allowance for homogenous loans is established based on a number of factors, including current economic conditions and the loss experience with these types of loans, as well as management's judgment.

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

      Loans are deemed to be impaired if they are 60 days or more past due for principal or interest or are in a non-accrual status. If there is insufficient collateral to pay the amount of the loan, an allowance is determined over and above the amount required by the risk rating by taking the difference between the carrying amount of the loan and the present value of expected future cash flows discounted at the loan's current rate less any amounts already established by the risk rating.

      The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. This amount totaled $20,000 at September 30, 2004. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

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

      At September 30, 2004, the allowance for loan losses was $2.8 million and represented 0.97% of total loans and 229% of non-performing loans compared to an allowance for loan losses at December 31, 2003 of $2.7 million or 0.99% of total loans and 265% of non-performing loans.

      Net  charge-offs  for the  first  nine  months  of 2004  totaled  $114,000 compared  to  $229,000  for the  year  ended  December  31,  2003.  Of the  2003 charge-offs, $139,000 occurred during the third quarter and represented one loan.

Capital Resources
-----------------

      Total Shareholders' Equity was $28.5 million at September 30, 2004 compared to $25.7 million at December 31, 2003. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations as permitted by FDIC regulations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                                   September 30,    December 31,
                                                       2004             2003
                                                   -------------    ------------
      Leverage Ratio                                   7.10%            7.39%
      Tier 1 Capital to Risk Weighted Assets           9.91%           10.06%
      Total Capital to Risk Weighted Assets           10.74%           10.94%

Liquidity
---------

      Cash and Cash Equivalents totaled $27 million at September 30, 2004, a decrease of $4 million since December 31, 2003.

      The decrease in Cash and Cash Equivalents resulted from a combination of various components of the balance sheet. Net cash used for investing activities totaled $48 million. New loans represented $21 million of the amount invested and a net of $25 million was used for the purchase of securities. The Company purchased an additional $3.5 million in Bank Owned Life Insurance.

      Net cash provided by financing activities totaled $41 million. Deposits funded all of this activity as money market deposits increased $18 million, demand deposits increased $17 million and time deposits increased $6 million.

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

      The Bank utilizes its securities to manage its liquidity and rate sensitivity. Fixed rate agency and corporate securities are purchased for terms of 5 years or less. Callable securities can be purchased for terms of 5 years or less with a call period of 3 months to 2 years. Bank qualified tax exempt municipal securities can be purchased for terms up to 5 years. Fixed rate mortgage-backed securities are purchased with estimated average lives at the time of purchase of not more than 5 years. Adjustable rate securities require an estimated average life at time of purchase of 10 years or less. These securities are reviewed for changes in yield and average life resulting from changes in interest rates. The Bank also invests in FDIC insured CDs of other financial institutions with a maturity of 3 months to 3 years for amounts up to $100,000. The Bank also has invested in a Community Investment Fund, designed to support underlying community development activities as defined in the Community Reinvestment Act. This Fund is long-term in nature.

      Short-term rate sensitivity is also managed through the investment into high quality short-term money market securities, US Government Agency securities and/or US Treasury securities made available through money market funds, which can be liquidated at anytime. In general, the day-to-day rate sensitivity is managed through the sale or purchase of Federal Funds from approved correspondent banks all of which must be "well-capitalized" as defined by the FDIC.

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

      The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At September 30, 2004, the Bank did not have any hedging transactions in place.

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

      The following table depicts the Company's gap position as of September 30, 2004.

INTEREST RATE SENSITIVITY AT
SEPTEMBER 30, 2004

                                                                  MATURITY OR REPRICING IN (1)
                                               DUE IN       BETWEEN          AFTER          NON-
                                               90 DAYS      91 DAYS -         ONE         INTEREST
($ in thousands)                               OR LESS      ONE YEAR          YEAR         BEARING         TOTAL
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Securities                                    $  16,803     $  36,434      $  68,929      $      --     $ 122,166
Federal Funds Sold                                3,040            --             --             --         3,040
Other Short Term Investments                         67            --             --             --            67
Interest Bearing Time Deposits                    2,786         5,379          6,666             --        14,831
Loans                                            86,831        11,609        192,976            703       292,119
Allowance For Loan Losses                            --            --             --         (2,826)       (2,826)
Non-interest Earning Assets                          --            --             --         45,505        45,505
-----------------------------------------------------------------------------------------------------------------
Total Assets                                  $ 109,527     $  53,422      $ 268,571      $  43,382     $ 474,902
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
Money Market                                  $  16,420     $  30,600      $  27,615      $      --     $  74,635
NOW                                               5,247        31,485         50,725             --        87,457
Savings Deposits                                  2,920         9,732         36,009             --        48,661
Time Deposits over $100,000                      15,850        13,075          7,484             --        36,409
Other Time Deposits                              28,670        44,590         38,739             --       111,999
Other Borrowings                                     --         3,500         13,643             --        17,143
Obligation Under Capital Lease                        3            11            374             --           388
Subordinated Debentures                           6,702            --             --             --         6,702
-----------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities               75,812       132,993        174,589             --       383,394
-----------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand Deposits              6,144        10,444         44,849             --        61,437
Other Liabilities                                    --            --             --          1,588         1,588
Stockholder's Equity                                 --            --             --         28,483        28,483
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity    $  81,956     $ 143,437      $ 219,438      $  30,071     $ 474,902
-----------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                 $  27,571     $ (90,015)     $  49,133      $  13,311
-----------------------------------------------------------------------------------------------------------------
Cumulative Gap                                $  27,571     $ (62,444)     $ (13,311)
-----------------------------------------------------------------------------------------------------------------
Cumulative Gap to Total Assets                     5.81%       (13.15)%        (2.80)%
-----------------------------------------------------------------------------------------------------------------

(1) The following are the assumptions that were used to prepare the Gap analysis:

      (A) Interest rates increased 25 basis points each on August 10, and September 21, 2004, i.e. a Prime Rate of 4.75% and a Federal Funds Rate of 1.75%.

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

      In 2003, the Federal Funds Rate and the Prime Lending Rate remained flat for 5 months and were then reduced 25 basis points in June to 1.00% and 4.00%, respectively. These rates had not been this low since 1958. They remained at this level until June 30, 2004 when they were increased to 1.25% and 4.25%, respectively. Since that time, both the Federal Funds Rate and the Prime Lending Rate have increased 50 basis points to 1.75% and 4.75%, respectively. Both the increase in interest rates and the Company's positive gap position contributed to the increase in net interest margin during the third quarter of 2004 to 3.68%. For further discussion see "Net Interest Income."

      Past performance is no indication of future results. The net interest margin can be affected by more than the change in the level of interest rates. Such items as the changes in the mix of assets and liabilities and a change in the competitive factors governing the pricing of assets and liabilities can also greatly impact the net interest margin.

      An additional analysis of the Bank's interest rate risk is a forecast of changes in the Bank's Market Value of Portfolio Equity (MVPE) under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimated change in MVPE for the Bank at September 30, 2004 is as follows:

 (in thousands)                          +200 BASIS POINTS     -200 BASIS POINTS
================================================================================
Change from MVPE                              $(2,637)              $(4,805)
Percentage of Assets                            (0.56)%               (1.01)%
--------------------------------------------------------------------------------

The policy of the Company requires that a parallel shock of +/-200 basis points may not change the MVPE by more than 1% of total assets. For September 30, 2004, this amount would be $4.8 million.

      It is important to note that as of September 30, 2004 a downward parallel shock of 200 basis points could not be applied to all assets and liabilities. For example, at September 30, 2004 the Federal Funds Rate was at 1.75%. Certain loans rates, such as home equity loans, have contractual floors which at September 30, 2004 were above the current market rates. In addition, certain deposit rates could not realistically be reduced by 200 basis points. Assumptions were made as to implied floors for these rates. The Company also uses simulation models to measure the impact of changing interest rates on its operations. The simulation model attempts to capture the cash flow and repricing characteristics of the current assets and liabilities on the Company's balance sheet. Assumptions regarding such things as prepayments, rate change behaviors, levels and composition of new balance sheet activity, new product lines, and decay rates on core deposits are incorporated into the simulation model. Net interest income is simulated over a twelve month horizon under a variety of yield changes subject to certain limits agreed to by ALCO. The Company uses three interest rate scenarios provided by Global Insight, a third party econometric modeling service.

      The first scenario is a projection by Global Insight of what rates are most likely to be over a twelve month time horizon given the most recent set of facts and circumstances. The remaining scenarios are a rising and a declining rate scenario that are purely hypothetical in nature. These three scenarios are then compared to the base case of a flat rate scenario. The following table depicts the approximate change in net interest income after taxes (35% tax rate) under the three rate scenarios at September 30, 2004.

                                Point To Point      Dollar Change In
                                Change In The       Thousands In Net
                                Prime Lending       Interest Income
                                Rate Over           From Flat Rate
          Scenarios             Twelve Months       Scenario
      -----------------         -------------       ----------------
      ($ in thousands)

      Most Likely                    1.08%             $  269
      Rising                         1.43%                273
      Declining                     (1.43)%              (412)

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

            None.

ITEM 4-     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

ITEM 5-     Other Information
            -----------------

            The common stock of the Company is traded on the Nasdaq National Market Small-Cap, under the trading symbol SVBF. On September 30, 2004, the closing bid of the Company's common stock was $17.75 per share. This price is not retroactively adjusted for the 5% stock dividend declared October 28, 2004.

            The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-     Exhibits
            --------

      (a)   Exhibits
            --------

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

Dated: November 15, 2004