Form 10-K
period 2004-12-31
SVB FINANCIAL SERVICES INC
filed 2005-03-29
CIK 1011698

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number

SVB Financial Services, Inc.
(Exact Name of Registrant as specified in Its Charter)

New Jersey	22-3438058
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

70 East Main Street, Somerville, NJ (Address of Principal Executive Offices)	08876 (Zip Code)

(908) 541-9500
(Issuer’s Telephone Number, Including Area Code)

Securities to be registered under Section 12 (b) of the Act:
Title of Each Class
Common Stock $2.09 par value
Name of Each Exchange on Which Registered
NASDAQ National Market System

Securities to be registered under Section 12 (g) of the Act:

Common Stock $2.09 par value
(Title of Class)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No

Indicate by check mark whether the registrant is an accelerate filer [as defined in Exchange Act Rule 12 (b)] 2. Yes No

The issuer’s revenues for the most recent fiscal year were $24,117,000. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2005 was $50,977,000.

The number of shares of the registrants common stock as of March 21, 2005 was 4,103,776.

Back to Contents

PART I

ITEM 1. BUSINESS.

General

SVB Financial Services, Inc. (the “Company”) is a New Jersey business company and a bank holding company. The Company was incorporated on February 7, 1996 for the purpose of acquiring Somerset Valley Bank (the “Bank”) and thereby enabling the Bank to operate within a holding company structure. On May 30, 1996, the shareholders of the Bank approved the acquisition by the Company. On September 3, 1996, the shares of the Company were exchanged for those of the Bank. The Company also owns SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II in connection with its issuance of subordinated debentures.

On January 11, 2005, the Company signed a definitive agreement to merge with Fulton Financial Corporation (NASDAQ Symbol: FULT), based in Lancaster, Pennsylvania, with assets of $11.1 billion. Fulton Financial Corporation is the second largest commercial bank holding company based in the Third Federal Reserve District. The merger is also subject to the approval of the Board of Governors of the Federal Reserve System, the State of New Jersey Department of Banking and Insurance and by the Company’s shareholders.

Each of the Company’s shareholders will have the ability to elect to receive 100% of the merger consideration in Fulton Financial Corporation stock, 100% in cash, or a combination of Fulton Financial Corporation stock and cash. Their elections will be subject to prorating to achieve a result where, not less than 20% and, no more than 40% consideration paid by Fulton Financial Corporation will be cash consideration. Those shares of the Company’s stock that will be converted into Fulton Financial Corporation stock would be exchanged based on a fixed exchange ratio of .9519 shares of Fulton Financial Corporation stock for each share of the Company’s stock. Those shares of the Company’s stock that will be converted into cash will be converted into a per share amount of cash based on a fixed price of $21.00 per share of the Company’s stock.

Upon completion of its acquisition of the Company, Fulton Financial Corporation intends to retain Somerset Valley Bank as a separate subsidiary. Additional information on Fulton Financial Corporation is available on the internet at www.fult.com or by writing to Shareholder Relations, Fulton Financial Corporation, One Penn Square, P.O. Box 4887, Lancaster, PA 17604.

The Bank is a New Jersey commercial bank and was granted a charter by the New Jersey Department of Banking on February 21, 1990. The Bank opened for business on December 20, 1991 at its Somerville facility after obtaining the necessary capital in its initial offering and the approval of the Federal Deposit Insurance Corporation (FDIC). At December 31, 2004, the Bank had total assets of $483.0 million. Based on total deposits as of June 30, 2004, the Bank was ranked 56 of 173 commercial banks and savings banks in New Jersey. The Bank opened full service banking offices in Hillsborough Township in 1996, Bridgewater Township in 1997, the Arbor Glen retirement community in 1998, Manville Borough in 1999, Aberdeen and Bernards Townships in 2000, Edison Township in 2001, Warren Township in 2002, Raritan Township in February of 2004, and Metuchen in December 2004. A mini facility with a drive-up was opened on Gaston Avenue in Somerville in 1998 to augment the Bank’s Main Office, which has no drive-up. The Bank has received regulatory approval to open full service banking offices on Route 31 in Raritan Township and at the intersection of Hadley Center Drive and Stelton Road in South Plainfield. These offices are expected to open in 2005. The Bank has also signed a letter of intent to lease a branch facility in Edison, New Jersey. At this writing, lease negotiations have not concluded and therefore the Bank has not yet filed for a regulatory approval.

The Bank has two subsidiaries. Somerset Valley Investment Company, Inc. is 100% owned by the Bank. Somerset Valley Investment Company, Inc. owns 100% of the stock of West End One Corp., which is incorporated in the State of Delaware. West End One Corp. manages an investment portfolio similar to the Bank’s earning assets.

Back to Contents

On August 13, 2004, the Bank completed the sale of its Aberdeen branch office located at Route 34 and Lloyd Road to Amboy National Bank of Old Bridge, New Jersey. Deposits of the branch were also sold to Amboy National as part of the transaction. The five-year old branch was the Company’s only location in Monmouth County and, while marginally profitable, was not performing as well as anticipated. The Company has made a strategic decision to focus its expansion efforts in Somerset, Middlesex, and Hunterdon Counties where it now has 11 branches. The Company received consideration of $1,200,000 in this transaction.

The Bank provides a wide range of commercial and consumer banking services. Deposit services include business and personal checking accounts, interest-bearing NOW accounts, money market deposit accounts, savings accounts and certificates of deposit. In order to compete with the larger banks for deposit accounts, the Bank gives favorable terms (interest rates, minimum balances, service charges, etc.). As of December 31, 2004, the Bank had $413.6 million in deposits and approximately 20,500 deposit accounts.

The Bank makes secured and unsecured loans to small and mid-sized businesses and professionals in its market area. Because Somerville is the county seat of Somerset County and home to Somerset Medical Center, the Bank is uniquely positioned to provide loans and other services to the medical, accounting and legal professionals. Bridgewater Township, Hillsborough Township, Borough of Manville, Edison Township, Raritan Township and Metuchen are also areas of significant small and mid-size business activity. The Bernards Township office is located in a large residential development. The Warren Township branch is located within a professional office complex in an area containing a number of small professional offices, as well as, an affluent residential population.

Small and medium sized businesses, professionals and real estate developers make up the primary focus of the Bank’s lending efforts. The Bank is a preferred SBA lender and as such it originates SBA loans and sells the government guaranteed portion in the secondary market while retaining the servicing of such loans. Secured and unsecured personal loans to finance the purchase of consumer goods are also available. Residential and commercial mortgages are also provided by the Bank.

Residential mortgages are currently written by the Bank with a three, five or ten-year fixed rate, which adjusts annually thereafter for the life of the loan, which may be up to 30 years. The Bank is an approved Federal National Mortgage Association (FNMA) lender for origination and servicing of mortgages. Long-term fixed rate mortgages, meaning those with rates fixed more than ten years, are originated through a third party on a fee for closed loans basis.

As of December 31, 2004, the Bank had approximately 3,000 loans of all types totaling $302.7 million.

Other services provided by the Bank include wire transfers, safe deposit boxes, money orders, traveler’s cheques, direct deposit of payroll and social security checks, ACH origination and Visa/MasterCard™ processing. The Bank has twelve ATM machines and the Bank is a member of the STAR™, PLUS™ and NYCE™ networks.

The Bank offers customers access to their accounts through a telephone or personal computer via the Internet at www.somersetvalleybank.com. Customers can check balances, monitor account activity, make transfers and pay bills. A MasterMoney™ debit card is also offered allowing customers to access funds and make purchases anywhere MasterCard™ is accepted.

The Bank’s data processing services are provided by Fiserv, which is one of the leading data processing service providers to financial institutions in the United States. As such, the Bank has access to many banking products and services that are technologically competitive with other banks. Not all of these services, however, are economically feasible to the Bank at this time.

Market Area

The Bank’s primary market area is Central New Jersey with its facilities located in Somerset, Middlesex, and Hunterdon counties. Somerset County, which is located midway between New York and Philadelphia, is considered an affluent suburban area with significant commercial and residential activity. A number of large national firms such as AT&T, Metropolitan Life, Sanofi/Aventis Pharmaceuticals and Johnson and Johnson companies locate their offices in Somerset County. As of June 30, 2004, there were $7.0 billion in deposits in

Back to Contents

Somerset County. The county is crisscrossed by five major highways including interstate Routes 78 and 287 and U.S. Routes 22, 202 and 206, adding to its desirability as a commercial center. A large regional shopping mall is located in Bridgewater Township with several small shopping centers located throughout the county. Bridgewater has also experienced significant commercial development in an area where Routes 22, 202 and 287 meet, an area known as the “Golden Triangle.” The Bank has eight offices in Somerset County. As of June 30, 2004, the Bank was ranked 7 of 25 banks in Somerset County in terms of total deposits with 5.71% of the market.

The Bank operates offices in Edison Township and the Borough of Metuchen, located in Middlesex County. This is an area of significant commercial and residential activity. As of June 30, 2004, the Bank was ranked 42 of 46 banks in Middlesex County with .05% of the $27.1 billion market. The Metuchen office had not yet opened as of that date. The Bank plans to open an office in South Plainfield in Middlesex County in 2005.

The Bank operates a branch in Raritan Township, in Hunterdon County. Like Somerset County, Hunterdon County is considered one of the most affluent areas in the United States based on per capita income. Flemington is the county seat of Hunterdon County and home to Hunterdon Medical Center. As of June 30, 2004 the bank was ranked 16 of 17 banks in terms of deposits with .14% of the $2.6 billion market. An additional branch is planned to open in Raritan Township in 2005.

Competition

All phases of the Bank’s business are highly competitive. The Bank’s competition ranges from three large regional institutions and a large New Jersey based bank with seven days per week banking hours to mid-sized and smaller institutions, as well as, banks which have opened within the last five years. Competition also arises from insurance companies and securities brokerage companies, which offer banking services. One of these companies has a banking subsidiary with 40% of the Middlesex County market.

The Bank currently has two locations in Middlesex County, and one location in Hunterdon County, which currently places it at somewhat of a competitive disadvantage with banks who have multiple locations in these areas.

The Bank competes for loans with much larger banking institutions where interest rates have become a competitive factor in the record low interest rate environment of 2001-2004. Management of the Bank believes that loans to small and mid-size businesses and professionals are not always of primary importance to the larger banking institutions, whereas they represent the main commercial loan business of the Bank. The Bank can compete for this segment of the market because it provides responsive personalized services, local decision making and knowledge of its customers and their businesses.

By virtue of their greater total capital, certain commercial banks have substantially higher lending limits. These banks can also finance broad advertising campaigns and with lower average overhead ratios can be very competitive in pricing. Accordingly, there are certain borrowers that the Bank will not be able to service and others who will be reached by the more extensive advertising of larger competing banks. The Bank’s current lending limit is $5.2 million to any one borrower.

Employees

At December 31, 2004, the Company employed 102 full time and 19 part time employees. According to the definitive agreement to merge with Fulton Financial Corporation, in arriving at the Merger Consideration, Fulton anticipated that there will be substantial consolidation of the Company’s “back room” operations. Subject to that caveat, from and after the Effective Date of the merger, (i) Fulton, the Company, or another subsidiary of Fulton (any such parties employing employees of the Company, the “Fulton Employers”) shall: (A) satisfy each of the Employment Obligations (as defined in the agreement), and (B) use its good faith efforts to retain each present employee of the Company in such employee’s current position and salary compensation (or, if offered to, and accepted by, an employee, a position for which the employee is qualified with the Fulton Employers at a compensation commensurate with the position), (ii) in the event that the Fulton Employers shall continue to employ officers or employees of the Company as of the Effective Date,

Back to Contents

the Fulton Employees shall employ such persons on the Effective Date who are not Contract Employees (as defined in the agreement) as “at-will” employees, and (iii) in the event that the Fulton Employers are not willing to employ, or terminate the employment (other than as a result of unsatisfactory performance of their respective duties) of, any officers or employees of the Company who are not Contract Employees, the Fulton Employers shall pay severance benefits to such employees (other than Contract Employees) as follows: (A) in the event employment is terminated on or prior to the date which is one year after the Effective Date, one week’s salary and one week’s salary for each year of service with the Company, thereafter, up to a maximum of 26 weeks’ salary; or (B) in the event employment is terminated thereafter, in accordance with the then existing severance policy of Fulton or its successor.

Information

The Company files various reports and other information with the Securities and Exchange Commission (SEC). The public may read and copy any of the materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth St. NW, Washington, D.C. 20549. The SEC also maintains an internet site that contains reports, proxy and information statements and other information at www.sec.gov.

All reports filed by the Company with the Commission can be obtained at the Company’s website at www.somersetvalleybank.com and clicking on “Investor Relations” and then “Documents”.

Copies are also available free of charge by writing to the Company’s Chief Financial Officer at 70 East Main Street, Somerville, NJ 08876.

ITEM 2. PROPERTIES.

The Company currently owns properties at 103 West End Avenue and the adjacent 117 West End Avenue, Somerville, New Jersey, which are currently utilized by the Company as its Main Office banking facility.

The Hillsborough office located at Nelson’s Corner Shopping Center at the intersection of Route 206 and Amwell Road, Hillsborough Township, New Jersey, is leased from an unaffiliated third party. The lease for the Nelson’s Corner location expires in 2011 with a ten- year option to renew.

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

The Bernards Township office at the Bernards Village Center at the intersection of Allen and Hanson Roads in Bernards Township, New Jersey, is leased from an unaffiliated third party. The initial term of the lease is fifteen years, expiring in 2014, with three five-year renewal options.

The Edison office is located at 1943 Oak Tree Road, Edison, New Jersey and is leased from an unaffiliated third party. The term of the lease is seven years, expiring in 2006, with four five-year renewal options.

The Bank’s Executive Offices, Operations Center and Lending Department are located at 70 East Main Street, Somerville, New Jersey. This office space is leased from an unaffiliated third party. The amended lease has a term of seven years, expiring in 2009, with two five-year renewal options.

Back to Contents

The Warren branch is located at 34 Mountain Boulevard, Building C, Warren, New Jersey and is leased from a partnership, which consists of among others one of the Company’s directors, Mr. Donald Sciaretta. The initial term is ten years, expiring in 2012, with two five-year renewal options.

The Raritan Township branch is located at 8 Reading Ridge Road, Raritan Township, New Jersey. The initial term of the lease is five years, from an unaffiliated third party, with three five-year options to renew.

The Metuchen branch is located at 700 Middlesex Avenue, Metuchen, New Jersey and commenced in 2004. The lease has an initial term of twenty-five years, from an unaffiliated third party, with a ten-year option to renew.

The Bank has leases for the following Bank sites which will open during 2005. The initial term of these leases will begin when the branches open. All of these leases are with unaffiliated third parties.

The Route 31 Flemington office will be located at 196 Route 31, Raritan Township, New Jersey. The lease will have an initial term of thirty years with four five-year renewal options.

The South Plainfield branch will be located at Hadley Center Drive and Stelton Road in South Plainfield, New Jersey. The initial term of the lease will be twenty-five years with one fifteen-year renewal option.

All of the Company’s offices are considered to be in good condition.

ITEM 3. LEGAL PROCEEDINGS.

The Company is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incidental to the Company’s business. There are no pending legal proceedings to which the Company is a party nor has it been threatened with any litigation other than routine litigation incidental to the business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of the Registrant’s shareholders during the fourth quarter of 2004.

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock of the Company is traded on the NASDAQ National Market System under the trading symbol SVBF. Following are the high and low prices for 2004 and 2003:

	2004		2003

	High	Low	High	Low

First Quarter	$18.57	$15.29	$15.88	$13.24
Second Quarter	$18.84	$16.77	$16.10	$14.24
Third Quarter	$18.71	$16.29	$15.41	$14.52
Fourth Quarter	$20.75	$16.81	$16.45	$14.59

These prices were based on the NASDAQ closing prices and adjusted for the effects of stock dividends.

There are approximately 414 registered holders of the Company’s common stock.

The Company has paid a 5% stock dividend annually since 1999. The Company has never paid a cash dividend and there are no plans to pay a cash dividend at this time. The Company will retain its earnings in order to provide capital for the growth of the Bank.

The following table depicts information regarding the Company’s Equity Compensation Plan:

As of December 31, 2004	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future issuance under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Security Holders	421,826	$13.18	555,411
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	421,826	$13.18	555,411

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA.

	At or for the Years Ended

	2004	2003	2002	2001	2000

	(in thousands except per share data)
INCOME STATEMENT DATA:
Interest Income	$21,651	$20,700	$20,848	$19,867	$17,945
Interest Expense	6,152	6,262	7,471	9,030	7,972

Net Interest Income	15,499	14,438	13,377	10,837	9,973
Provision for Loan Losses	444	502	455	365	375

Net Interest Income After Provision for Loan Losses	15,055	13,936	12,922	10,472	9,598
Non-Interest Income	2,466	2,018	1,732	1,329	991
Non-Interest Expense	12,238	11,641	10,764	9,009	8,182

Income Before Provision for Income Taxes	5,283	4,313	3,890	2,792	2,407
Provision for Income Taxes	1,742	1,429	1,435	1,048	900

Net Income	$3,541	$2,884	$2,455	$1,744	$1,507

BALANCE SHEET DATA:
Total Assets	$482,958	$431,074	$404,984	$328,305	$241,630
Federal Funds Sold and Other Short Term Investments	3,915	6,768	28,071	15,104	78
Interest Bearing Time Deposits	13,531	13,142	13,839	9,670	8,075
Securities Available for Sale	48,543	42,855	46,569	29,052	33,303
Securities Held to Maturity	74,696	58,290	56,209	41,509	6,337
Loans, Net	299,328	268,529	235,399	207,280	177,251
Deposits	413,616	379,013	364,422	297,474	222,384
Other Borrowings	31,184	18,176	9,214	5,747	325
Subordinated Debentures	6,702	—	—	—	—
Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures	—	6,500	6,500	4,000	—
Shareholders’ Equity	29,363	25,689	23,178	19,628	17,366

PERFORMANCE RATIOS:
Return on Average Assets	0.76%	0.69%	0.65%	0.61%	0.67%
Return on Average Equity	12.96%	11.92%	11.46%	9.49%	9.43%
Net Interest Margin	3.67%	3.77%	3.81%	4.02%	4.73%

ASSET QUALITY:
Loans Past Due Over 90 Days	$—	$—	$—	$—	$—
Non-Accrual Loans	1,484	1,012	658	510	482
Net Charge-Offs	123	229	159	77	102
Allowance for Loan Losses to Total Loans	0.99%	0.99%	1.01%	1.01%	1.02%

PER SHARE DATA: (1)
Earnings Per Share – Basic	$0.87	$0.71	$0.62	$0.46	$0.41
Earnings Per Share – Diluted	0.85	0.70	0.61	0.45	0.39
Book Value	7.23	6.36	5.76	5.11	4.60

CAPITAL RATIOS:
Leverage Capital	7.48%	7.39%	7.53%	7.86%	7.31%
Tier 1 Risked-Based Capital	9.87%	10.06%	10.22%	9.50%	8.71%
Total Risked-Based Capital	10.73%	10.94%	11.09%	10.39%	9.68%

(1)	All data has been retroactively restated for stock dividends.

For further information regarding trends in the above table, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Trends in the above table are not indicative of future results.

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other than the merger with Fulton Financial Corporation discussed earlier in this report, management of the Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company’s liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. This discussion and analysis generally reviews the financial condition and results of operations of the Company for the year to date periods ended December 31, 2004, 2003 and 2002. Some tables may cover more periods to comply with the Securities and Exchange Commission disclosure requirements or to illustrate trends over a longer period of time. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Critical Accounting Policies, Judgments and Estimates

The Company’s business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management’s judgment in determining the most appropriate manner in which to record and report the Company’s overall financial performance. All accounting policies are important and all policies contained in Note 3 (“Significant Accounting Policies”) should be reviewed for greater understanding of how the Company’s financial performance is recorded and reported.

In management’s opinion, some areas of accounting are likely to have a more significant effect than others on the Company’s financial results and expose those results to potentially greater volatility. This is because they apply to areas of relatively greater business importance and/or require management to exercise judgment in making assumptions and estimates that affect amounts reported in the financial statements. Because these assumptions and estimates are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience. For the Company, the area that relies most heavily on the use of assumptions and estimates includes but is not limited to accounting for the allowance for loan losses. Our accounting policies related to these areas are discussed in Note 3 of this report and further described under “Allowance for Loan Losses.”

Results of Operations (a Summary)

Net income for the year ended December 31, 2004 was $3,541,000 an increase of $657,000 or 23% from the previous year and represents a record for net income during the Company’s thirteen-year history.

Net interest income growth of $1,061,000 or 7% was the major contributor to the growth of net income. Growth in the Company’s average earning assets of $38.9 million helped to offset a decline in the net interest margin to 3.67% in 2004 from 3.77% in 2003. This is discussed in greater detail under “Net Interest Income.”

Back to Contents

Non interest income increased $448,000 or 22% over the comparative years 2004 and 2003. Of this amount $244,000 was the result of a gain realized on the sale of the Aberdeen branch in August of 2004. A detail discussion is included under “Other Income.”

Other expenses increased $597,000 or 5% most of which is attributable to Salaries and Benefits Expense. A detailed discussion is included under “Other Expense.”

Net Interest Income

Net interest income is the difference between the interest earned on the Company’s earning assets and the interest paid on its interest bearing liabilities. It is the Company’s principal source of revenue.

The following table sets forth for the periods indicated the daily average balances of certain balance sheet items, the interest rate earned on earning assets and the average interest rate paid on interest bearing liabilities, net interest income and the net interest margin. The net interest margin is a major indicator of the profitability of the Company’s earning assets.

Back to Contents

SUMMARY OF NET INTEREST INCOME

	Years Ended December 31,
	2004			2003			2002
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest

	($ in thousands)
ASSETS:
Federal Funds Sold	$10,576	1.13%	$120	$10,038	0.99%	$99	$18,409	1.46%	$268
Other Short Term Investments	1,957	1.12%	22	1,492	1.07%	16	4,977	1.65%	82
Interest Bearing Time Deposits	14,481	2.72%	394	13,219	3.23%	427	12,339	4.39%	542
Securities
Available for Sale	46,366	3.03%	1,404	49,777	3.24%	1,615	39,022	4.23%	1,649
Held to Maturity	66,875	3.07%	2,050	54,934	3.30%	1,814	50,859	4.38%	2,227

Total Securities	113,241	3.05%	3,454	104,711	3.27%	3,429	89,881	4.31%	3,876
Loans (1)	281,916	6.26%	17,661	253,847	6.59%	16,729	225,814	7.12%	16,080

Total Interest Earning Assets	422,171	5.13%	$21,651	383,307	5.40%	$20,700	351,420	5.93%	$20,848
Cash and Due from Banks	24,711			25,222			17,175
Allowance for Loan Losses	(2,793)			(2,580)			(2,208)
Premises and Equipment, Net	8,086			5,782			5,561
Other Assets	10,816			8,483			3,867

Total Assets	$462,991			$420,214			$375,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits
Savings	$48,670	0.69%	$337	$45,652	0.89%	$406	$41,500	1.72%	$712
Money Market	66,218	1.19%	785	54,958	1.34%	734	48,838	1.93%	942
NOW	83,819	0.74%	620	72,397	0.58%	422	64,007	0.89%	571
Time	145,182	2.37%	3,445	144,951	2.69%	3,894	135,171	3.38%	4,573

Total Interest Bearing Deposits	343,889	1.51%	5,187	317,958	1.72%	5,456	289,516	2.35%	6,798
Federal Funds Purchased	428	2.34%	10	222	1.35%	3	—	—	—
FHLB Advances	18,959	3.15%	597	14,603	3.21%	469	8,183	4.29%	351
Obligation Under Capital Lease	390	4.62%	18	404	4.70%	19	415	7.47%	31
Guaranteed Preferred Beneficial Interest in the Corporation
Subordinated Debentures	6,702	5.07%	340	6,500	4.85%	315	5,294	5.50%	291

Total Interest Bearing Liabilities	370,368	1.66%	$6,152	339,687	1.84%	$6,262	303,408	2.46%	$7,471
Demand Deposits	63,662			54,946			49,837
Cost to Fund Earning Assets		1.46%			1.63%			2.13%
Other Liabilities	1,628			1,396			1,329
Shareholders’ Equity	27,333			24,185			21,241

Total Liabilities and Shareholders’ Equity	$462,991			$420,214			$375,815

Net Interest Income			$15,499			$14,438			$13,377

Net Interest Margin (2)		3.67%			3.77%			3.81%

(1)	Non-accrual loans are included in the average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Net interest margin is defined as net interest income divided by total earning assets.

Back to Contents

The following table presents the approximate changes in net interest income attributable to either a change in volume or a change in rate:

	Years Ended December 31,
	2004 vs 2003			2003 vs 2002
	Increase/(Decrease) Due to Changes In:
	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Increase/(Decrease) in Interest Income:
Federal Funds Sold	$6	$15	$21	$(99)	$(70)	$(169)
Other Short Term Investments	5	1	6	(45)	(21)	(66)
Interest Bearing Time Deposits	38	(71)	(33)	36	(151)	(115)
Securities
Available for Sale	(107)	(104)	(211)	397	(431)	(34)
Held to Maturity	373	(137)	236	168	(581)	(413)

Total Securities	266	(241)	25	565	(1,012)	(447)
Loans	1,787	(855)	932	1,903	(1,254)	649

Total Interest Income	$2,102	$(1,151)	$951	$2,360	$(2,508)	$(148)

Interest Expense:
Deposits
Savings	$25	$(94)	$(69)	$65	$(371)	$(306)
Money Market	139	(88)	51	108	(316)	(208)
NOW	73	125	198	68	(217)	(149)
Time	6	(455)	(449)	313	(992)	(679)

Total Interest Bearing Deposits	243	(512)	(269)	554	(1,896)	(1,342)
Federal Funds Purchased	4	3	7	3	—	3
FHLB Advances	137	(9)	128	223	(105)	118
Obligation Under Capital Lease	(1)	—	(1)	(1)	(11)	(12)
Guaranteed Preferred Beneficial Interest in the Corporation
Subordinated Debentures	10	15	25	61	(37)	24

Total Interest Expense	$393	$(503)	$(110)	$840	$(2,049)	$(1,209)

Change in Net Interest Income	$1,709	$(648)	$1,061	$1,520	$(459)	$1,061

It is important to note that the three years depicted in the previous tables have been periods of historically low interest rates. During 2001, the Federal Reserve reduced its target rate for Federal Funds eleven times. The Federal Funds rate began the year at 6.50% and ended the year at 1.75%. Rates remained at this level until November of 2002 when the Federal Reserve reduced this target rate again to 1.25%. Another reduction occurred in June of 2003 and the rate remained at 1.00% for the rest of that year. The Prime Lending rate, which the Company uses to price a large portion of its loan portfolio, fell in lockstep with the Federal Funds rate from 9.50% at the beginning of 2001 to 4.00% at the end of 2003, a forty-five year low.

These rates were the result of a weakening national economy since 2000 following a significant downturn in the equity markets. The equity markets began to recover some of their losses during 2003 and the economy slowly began to recover. This lead to job growth and over two million new jobs were created during 2004 in the American economy. The Federal Reserve raised rates in June of 2004 for the first time in four years. There were five subsequent twenty-five basis point increases in the Federal Funds rate, which ended the year at 2.25%. Likewise, the Prime Lending rate increased to 5.25% during this same period. The Federal Funds Rate and the Prime Lending Rate were increased by 25 basis points on February 2, 2005 and 25 basis points again on March 22, 2005.

Net interest income increased $1,061,000 or 7% during 2004 in comparison to 2003. All of the increase can be attributed to the growth in the average balance of the Company’s earning assets of $38.9 million or 10%. Not only did the balance of earning assets improve during 2004, but the mix or distribution improved

Back to Contents

also. Loans, which typically are the Company’s highest yielding earning assets, accounted for 72% of the average earning asset growth. Loans represented 67% of average earning assets in 2004 compared to 66% in 2003. Investment securities increased in average balance by $8.5 million or 8%.

The growth in earning assets was funded by increases in average deposits and Federal Home Loan Bank advances.

Average deposits increased $34.6 million. Non interest bearing demand deposits accounted for 25% of the deposit growth while interest bearing core deposits, such as; NOW, savings and money market accounts, accounted for 74% of the growth. The higher yielding time deposits accounted for only 1% of the growth as customers opted for more liquid deposits in this low interest rate environment. Average Federal Home Loan Bank borrowings increased $4.4 million or 30% as this was more cost effective than increasing deposit rates to attract funds.

The net interest margin (net interest income divided by total average earning assets) declined for the fourth straight year from 3.77% in 2003 to 3.67% in 2004.

Many fixed rate commercial loans and mortgages which matured were refinanced at lower rates during 2004. In addition, during this period of historically low interest rates certain large balance customers requested and received rate concessions. As a result, the yield on the Company’s loan portfolio declined 33 basis points from 6.59% in 2003 to 6.26% in 2004.

In addition, the yield on the Company’s investment securities was negatively impacted by prepayments on its mortgage-backed securities as well as the early redemption of certain securities with call options. Other maturing investments were redeployed to investments with lower rates. The overall yield on investment securities declined 22 basis points from 3.27% in 2003 to 3.05% in 2004.

The reduction in the yields on loans and investments caused the overall yield on earning assets to decline 27 basis points from 5.40% in 2003 to 5.13% in 2004.

The Company attempted to offset this decline by reducing the cost of funding its earning assets. The average rate paid on the savings deposits fell 20 basis points from 0.89% to 0.69% while the average rate paid on money market accounts fell 15 basis points from 1.34% to 1.19%. Further reductions in these rates were prevented by the competitive nature of the Company’s market. The rate on the Company’s NOW accounts actually rose by 16 basis points. This occurred for two reasons. First, the Company has agreements with certain municipal depositors to pay rates based on certain indexes, e.g., the 90-day Treasury Bill. Second, the New Jersey Supreme Court mandated “reasonable” pricing on certain attorney trust accounts, known as IOLTA accounts.

Time deposits maturing were renewed at lower interest rates and caused the average rate paid for these instruments to drop from 2.69% in 2003 to 2.37% in 2004.

The overall cost of funding earning assets declined 17 basis points to 1.46%, which did not completely offset the decline in the yield on earning assets.

As depicted in the preceding table, the growth of the Company’s earning assets caused net interest income to increase by approximately $1,709,000, while the reduction in interest rates resulted in a decline in net interest income of approximately $648,000, the result being an overall increase of $1,061,000.

Net interest income increased $1,061,000 or 8% in 2003 in comparison with 2002. The growth in the Company’s net interest income was attributed to the growth in the Company’s earning assets especially its loans and securities portfolios. The decline in interest rates previously mentioned was almost offset by the Company’s ability to control its interest costs.

For a further discussion of the effect of changes in interest rates on the Company’s income statement see “Asset and Liability Management” and “Interest Rate Sensitivity Analysis.”

For a further discussion of the Company’s loan portfolio see “Loans” and “Asset Quality.”

For a further discussion of the Bank’s investment portfolio see “Investment Portfolio.”

Back to Contents

Other Income

A comparison of the major components of other income is included in the following table:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)
Service Charges on Deposit Accounts	$751	$837	$842
Gains on the Sale of Securities	132	101	145
Gains on the Sale of Loans	346	319	205
Gain on the Sale of a Branch	244	—	—
Bank Owned Life Insurance (BOLI)	224	187	—
Other Income	769	574	540

	$2,466	$2,018	$1,732

Total other income increased $448,000 or 22% in 2004 in comparison to 2003. Included in this amount was a gain on the sale of the Company’s Aberdeen office in August of 2004. The five-year old branch was the Company’s only location in Monmouth County and the Company made the decision to focus its expansion efforts in Somerset, Middlesex and Hunterdon counties.

The Company sold a portion of its equity portfolio as well as some other securities for a net gain of $132,000. This was a result of taking advantage of higher values in the portfolio due to lower interest rates. Gains on the sale of loans were $346,000 in 2004 compared to $319,000 in 2003, an increase of $27,000 or 8%. The Company is a preferred SBA lender and as such, originates SBA loans and sells the guaranteed portion in the secondary market while retaining the servicing. SBA loans are not the primary focus of the Company and consequently, sales of these loans can vary from period to period depending upon the volume of SBA loans generated.

Income from BOLI increased $37,000 or 20% as a result of the additional $3.5 million of BOLI purchased in 2004.

Other income increased $195,000 or 34% in 2004 over 2003. The increase in the cash surrender value of insurance policies supporting the Company’s Supplemental Employee Retirement Plan (SERP) was $128,000. Commissions on the sale of annuities and mutual funds increased $18,000 and servicing income on SBA loans increased $25,000.

Offsetting some of these revenue increases, service charges on deposit accounts declined by $86,000 or 10%. Fees from the Company’s commercial sweep account product declined by $37,000. In this period of historically low interest rates, commercial customers found alternative investments for their excess funds, such as, the Company’s money market deposit accounts and short-term time deposits. Overdraft fees declined by $21,000 and wire transfer fees declined $20,000.

Total other income increased $286,000 or 17% during 2003 in comparison to 2002. Service charges on deposit accounts decreased $5,000 or 1%. This resulted from a decline in ATM fees of $19,000 as a consequence of the promotion of new relationship checking accounts in which the annual ATM card fees were waived. In addition, historically low interest rates on our commercial sweep accounts caused a number of customers to discontinue this product leading to a $15,000 reduction in fees.

The Company sold a portion of its equity portfolio as well as some other securities for a net gain of $101,000. This was a result of taking advantage of higher values in the portfolio due to low interest rates. Gains on sale of loans were $319,000 in 2003 compared to $205,000 in 2002, an increase of $114,000 or 56%. The Company recognized $187,000 during 2003 which was attributed to earnings realized from the increase in the cash surrender value of BOLI policies.

Other income increased $34,000 or 6% in 2003. Commissions on the sale of variable annuities, mutual funds and other investment products increased in 2003 as the Bank began to place a major emphasis in this area. Partially offsetting this, miscellaneous income decreased by $51,000 primarily due to a gain realized on the demutualization of the Company’s health insurance carrier which occurred in 2002.

Back to Contents

Other Expense

A comparison of the major components of other expense is included in the following table:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)
Salaries and Employee Benefits	$6,420	$5,872	$5,477
Occupancy Expense	1,639	1,799	1,591
Equipment Expense	660	634	561
Other Expenses	3,519	3,336	3,135

	$12,238	$11,641	$10,764

Total other expense increased $597,000 or 5% during 2004 in comparison to 2003. Expenses were impacted by personnel, equipment and other expenses relating to the growth of the Company. Occupancy expense decreased for the comparable time periods.

Salaries and Benefits increased $548,000 or 9% in 2003 to 2004. Annual salary increases, increases to staff, and costs for employee benefits accounted for the variance from 2003.

Although a new branch location was opened in Metuchen and a full year of expenses were incurred by the Raritan Township branch, occupancy expense decreased $160,000 during 2004 from 2003. These additions were more than offset by the closing of the Aberdeen office in August 2004 and the purchase of the Main Office and the adjacent property in December 2003, with the resulting elimination of rental expense.

Equipment expense increased $26,000 from 2003 to 2004 due to the upgrade of computer equipment.

Other expenses increased $183,000 or 5% during 2004 in comparison to 2003. Of this expense $111,000 related to the SERP policies. Increases in advertising costs were impacted from the opening of our Metuchen location.

Total other expense increased $877,000 or 8% during 2003 in comparison to 2002. Expenses were impacted by personnel, occupancy costs and other expenses relating to the growth of the Company as well as the development and offering of new relationship accounts. Also, a full year of expenses were incurred by the Warren branch.

Salaries and Benefits increased $395,000 or 7% in 2003. Annual salary increases, higher replacement costs and an increase in the number of employees qualifying for various benefits; such as, medical bonus, and 401(k) pension accounted for the variance from 2002.

Occupancy expense increased $208,000 or 13% from 2002. Most of the increase resulted from a full year of rent and expenses for the Warren branch and the additional space at 70 East Main Street. As well as, rent, tax and maintenance for the Raritan Township location which began in October 2003.

Other expenses increased $201,000 or 6% from 2002. Of this increase, $95,000 was related to advertising costs for non-bank products and relationship banking. Also, increases in property damage insurance as well as higher renewals in policies for officers and directors insurance took place in 2003.

Increases in volume and the outsourcing of item processing resulted in a $128,000 or 28% increase in data processing costs. Finally, the Company incurred a $34,000 rise in legal expenses mostly due to the implementation of the Sarbanes-Oxley Act and loan collection.

Back to Contents

Investment Portfolio

The Company’s investment portfolio is made up of securities available for sale and securities that the Company has the ability and the intent to hold to maturity. The securities available for sale are to be used to fund increases in loan demand or possible outflows of deposits. The securities held to maturity may be matched against maturing liabilities in order to attempt to maintain a balance in the repricing of the Company’s earning assets and interest bearing liabilities. Maturing securities may also be used to fund increases in loan demand or allow for the outflow of deposits with which they are matched.

The following table sets forth the amortized cost and estimated market values of securities in the investment portfolios as of December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Available for Sale:
U. S. Treasury Securities	$998	$995	$503	$504	$502	$505
U. S. Government Agency Securities	20,991	20,871	10,342	10,370	13,569	13,873
Mortgage-Backed Securities (1)	24,174	24,083	30,684	30,523	28,250	28,545
Other Securities	2,596	2,594	1,466	1,458	3,650	3,646

	$48,759	$48,543	$42,995	$42,855	$45,971	$46,569

Held to Maturity:
U. S. Treasury Securities	$—	$—	$2,010	$2,012	$1,016	$1,018
U. S. Government Agency Securities	34,340	34,115	23,077	23,252	24,499	24,900
Mortgage-Backed Securities (1)	28,117	28,120	29,311	29,409	28,033	28,501
Other Securities	6,538	6,507	3,702	3,715	2,479	2,496
Municipal Securities	5,701	5,697	190	190	182	182

	$74,696	$74,439	$58,290	$58,578	$56,209	$57,097

(1)	With regard to mortgage-backed securities, the Company does not hold any private issue CMOs.

As of December 31, 2004, 2003 and 2002, there was not one issuer where the aggregate book value or aggregate market value exceeded ten percent of shareholders’ equity.

Back to Contents

The maturity distribution and weighted-average yield of the Company’s investment portfolio as of December 31, 2004 is as follows:

		Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	($ in thousands)
Available for Sale:
U. S. Treasury Securities
Fair Value		$995	—	—	$995
Yield		1.80%	—	—	1.80%
U. S. Government Agency Securities (2)
Fair Value		$5,666	$15,205	—	$20,871
Yield		2.29%	3.10%	—	2.88%
Mortgage-Backed Securities (1)
Fair Value	$24,083	—	—	—	$24,083
Yield	3.42%	—	—	—	3.42%
Other Securities
Fair Value	$1,248 (3)	$102	$244	$1,000	$2,594
Yield	2.07%	3.03%	2.44%	4.03%	2.90%
Held to Maturity:
U. S. Government Agency Securities (2)
Book Value		$7,764	$26,576	—	$34,340
Yield		2.52%	2.84%	—	2.77%
Mortgage-Backed Securities (1)
Book Value	$28,117	—	—	—	$28,117
Yield	3.87%	—	—	—	3.87%
Other Securities
Book Value		$718	$3,820	$2,000	$6,538
Yield		3.11%	3.17%	5.01%	3.73%
Municipal Securities
Book Value		$3,470	$2,231	—	$5,701
Yield		1.67%	2.62%	—	2.04%

(1)
Mortgage-backed securities are not included because expected maturities will differ from contractual maturities. Borrowers may have the right to prepay or call obligations with or without call or prepayment penalties.

(2)	U. S. Government Agency Securities which are callable before their stated maturity are included in the table at their stated maturity.
(3)	Equity Securities.

Loans

The following table summarizes the Company’s loan portfolio as of December 2004, 2003, 2002, 2001 and 2000:

	2004	2003	2002	2001	2000

	(in thousands)
Secured by Real Estate:
Residential Mortgage	$75,502	$75,513	$73,084	$67,598	$55,357
Commercial Mortgage	153,609	131,434	102,623	75,905	57,223
Construction	38,262	29,734	25,011	21,438	12,561
Commercial and Industrial (1)	25,690	23,496	24,229	28,105	33,429
Loans to Individuals	8,876	10,397	12,324	15,889	20,304
Other Loans	732	969	914	657	344

	$302,671	$271,543	$238,185	$209,592	$179,218

(1)	The Company’s commercial loans are not concentrated within a single industry or group of related industries.

Back to Contents

The Company continued to have strong growth in the loan portfolio during 2004. The loan portfolio increased $31.1 million or 11% in 2004 as compared to 2003. Most of the loan growth was in the form of loans secured by real estate. Commercial mortgages increased $22.2 million or 17%. The Company also experienced growth in construction loans, which increased $8.5 million or 29%. Commercial and industrial loans grew by $2.2 million. Please see “Asset Quality” for a discussion of the Company’s practices with respect to construction lending.

The Company targets small to medium sized businesses, developers and professionals in its lending area. With the ever changing competition of the banking marketplace, the Company has tried to remain competitive in its pricing of loans, but will not sacrifice loan quality to capture business. It is important to note that 14% of the loans secured by residential real estate as of December 31, 2004 were for commercial purposes. It is common for small business owners to secure commercial loans with their personal residences.

The following table sets forth the Company’s total loans by maturity and interest rate sensitivity as of December 31, 2004:

	Maturity Within One Year	After One Through Three Years	After Three Through Five Years	After Five Years	Total

	(in thousands)

Loans with fixed rates	$19,245	$43,770	$93,040	$270	$156,325
Loans with floating rates	77,447	10,392	4,922	53,585	146,346

Total	$96,692	$54,162	$97,962	$53,855	$302,671

Asset Quality

Various degrees of credit risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. Risk elements include loans past due, non-accrual loans, renegotiated loans, other real estate owned and loan concentrations. The Company closely monitors its loan portfolio to minimize the risk of delinquency and problem credits. As a general rule, a loan that is past due for principal or interest in excess of ninety days is placed on a non-accrual basis unless circumstances exist that would lead management to find that non-accrual is unnecessary (i.e., liquidation of collateral or the borrower has the ability to bring the loan current as to principal and interest).

The Company’s loan portfolio consists of commercial loans, commercial mortgages, real estate construction loans, residential mortgage loans and consumer loans.

The Company’s commercial loans are primarily made to small businesses and professionals in its market area with maturities between one and five years. The majority of these loans are collateralized by real estate consisting of single-family homes or commercial properties, and/or the assets of the businesses and further secured by personal guarantees. The Company primarily requires that there be a loan to value ratio not exceeding 80% on these loans. The Company also reviews borrower’s cash flows in analyzing loan applications. Risks inherent in these loans include risks that a borrower’s cash flow generated from its business may not be sufficient to repay the loans, either because of general economic conditions, downturns specific to the borrower’s business or interest rate changes which cause deterioration in a borrower’s cash flow as well as risks associated with the collateral securing the loans, such as possible deterioration in value of the collateral.

Commercial mortgages are made to small businesses, developers and professionals in the market area to purchase commercial real estate for use in their businesses. The Company will generally not finance in excess of 75% of appraised value. In reviewing a borrower’s qualifications, the Company pays particular attention to cash flow. In addition, the Company frequently requires personal guarantees. Risk factors associated with these loans include general economic performance which will affect vacancy rates for commercial properties and the ability of businesses to maintain cash flows as well as the resale value which may be yielded on a particular property.

The Company originates and retains residential mortgages loans and home equity loans. They are generally written with a three, five or ten year fixed rate which adjusts annually thereafter for the life of the loan, which may be up to 30 years. The Company generally does not lend in excess of 80% of the appraised

Back to Contents

value. In addition, the Company offers specialized mortgage programs established for low/moderate income customers and first-time home buyers that allows up to a 90% borrowing capability of the appraised value. Risks inherent in these loans include the employment stability and earnings potential of the borrower as well as potential resale values associated with the collateral securing these loans.

The Company makes construction loans to individuals with expertise in the industry or to owner occupied projects. The loans are generally on projects for which a sale contract has been executed and for which permanent mortgage financing is in place. The Company will generally lend up to 75% of the appraised completed value of the project. Risks inherent with these loans include performance of the general economy which will affect whether the sale of the project actually closes despite its contracted status and the risk inherent with whether the construction of a project will actually be completed and completed within budget.

The Bank requires environmental due diligence on all commercial real estate loans. An environmental questionnaire is obtained from the customer and depending on the size of the loan, the Bank may require a Phase I report or environmental insurance.

An environmental risk factor is the risk that a site may be contaminated by toxic chemicals, oil, and gasoline or like substance. In the event that this occurs, environmental audits must be performed to determine the extent of the problem and cost of cleanup. Excessive cleanup costs may endanger the completion of the project.

The Company makes consumer loans on an unsecured basis as personal loans to finance various consumer goods. Automobile loans are also made on a direct basis and through the Company’s relationship with area car dealers. Employment, income, credit rating, as well as the potential resale values of automobiles, are the risk factors inherent in these loans.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio, at each balance sheet date. Management determines the adequacy of the allowance on a monthly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for all commercial loans based upon a risk rating assigned to the loan, an allowance for homogeneous types of loans such as consumer installment loans, residential mortgage loans, letters of credit, home equity loans, an additional allowance for loans deemed to be impaired and an unallocated portion. The Company consistently applies the following comprehensive methodology.

All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower’s business are also taken into account. The second digit refers to the collateral strength and liquidity with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its thirteen-year history, the Company has very little commercial loan loss history, the amount of the allowance is based on the experience of management and their judgment with respect to these type of loans. These allowances assigned to risk ratings may be changed in the future if the conditions or loan loss experience makes that necessary.

A risk rating may be changed with the approval of the Senior Loan Officer. A rating change may be requested if the individual loan officer or the Company’s credit analyst is aware of a change in the borrower’s financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended. The Audit Committee of the Board of Directors reviews the independent loan review firm’s recommendations on a quarterly basis.

The allowance for homogenous loans is established based on a number of factors, including current economic conditions and the loss experience with these types of loans as well as management’s judgment.

Back to Contents

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

Since all identified losses are immediately charged-off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The calculation of the estimated provision for loan losses is presented to and discussed with the Company’s Board of Directors on a quarterly basis.

The following table summarizes the composition of the Company’s non-performing assets as of the dates indicated:

	December 31,
	2004	2003	2002	2001	2000

	($ in thousands)
Non-performing Assets (1)
Non-accruing Loans
Commercial (including Mortgages and Construction)	$631	$727	$442	$103	$316
Residential Real Estate	852 (3)	241	191	209	149
Installment	1	44	25	198	17

Total Non-accrual Loans	1,484	1,012	658	510	482
Restructured Loans	143	—	257	301	—

Total Non-performing Loans	1,627	1,012	915	811	482

Other Real Estate Owned	—	—	—	—	—

Total Non-performing Assets	$1,627	$1,012	$915	$811	$482

Loans Past Due 90 days or More (2)	$—	$—	$—	$—	$—

Non-performing Loans to Total Loans	0.54%	0.37%	0.38%	0.39%	0.27%
Non-performing Assets to Total Assets	0.34%	0.23%	0.23%	0.25%	0.20%
Allowance for Loan Losses to Non-performing Loans	184.45%	264.82%	263.06%	260.30%	378.22%

(1)	Non-performing assets excludes loans past due 90 days or more and still accruing.
(2)	Loans past due 90 days or more and still accruing.
(3)
Includes one fully secured residential mortgage in accordance with the Bank’s loan to value ratios placed on non-accrual in November 2004 and one fully secured home equity loan in accordance with the Bank’s loan to value ratio that was placed on non-accrual in September 2004.

Back to Contents

The following table depicts an approximate allocation of the allowance for loan losses as of the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

	($ in thousands)
Commercial (including Mortgages and Construction)	$2,866	72.12%	$2,534	68.36%	$2,225	64.14%	$1,892	60.17%	$1,612	57.78%
Residential Real Estate	92	24.95%	87	27.81%	80	30.68%	74	32.25%	53	30.89%
Installment	43	2.93%	59	3.83%	102	5.18%	145	7.58%	158	11.33%

	$3,001	100.00%	$2,680	100.00%	$2,407	100.00%	$2,111	100.00%	$1,823	100.00%

The following table summarizes the activity in the allowance for possible loan losses for the period indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000

	($ in thousands)
Balance, January 1	$2,680	$2,407	$2,111	$1,823	$1,550
Loans Charged-off
Commercial (including Mortgages and Construction)	(13)	(61)	—	(3)	(21)
Residential Real Estate	(16)	—	(20)	—	(12)
Installment	(103)	(177)	(186)	(106)	(104)

Total Charge-offs	(132)	(238)	(206)	(109)	(137)

Recoveries of Loans Previously Charged-off
Commercial (including Mortgages and Construction)	—	1	—	—	—
Residential Real Estate	—	—	12	—	—
Installment	9	8	35	32	35

Total Recoveries	9	9	47	32	35

Net Loans Charged-off	(123)	(229)	(159)	(77)	(102)

Provision Charged to Expense	444	502	455	365	375

Balance, December 31	$3,001	$2,680	$2,407	$2,111	$1,823

Net Charge-offs as a Percentage of Average Loans	0.04%	0.09%	0.07%	0.04%	0.06%
Allowance for Loan Losses to Total Loans	0.99%	0.99%	1.01%	1.01%	1.02%
Allowance for Loan Losses to Non-performing Loans	184.45%	264.82%	263.06%	260.30%	378.22%

As noted in the previous table, the Company’s charge-off history shows relatively small percentages of net charge-offs.

Back to Contents

Deposits

Following are the average balances and rates paid on deposits for the periods indicated:

	Years Ended December 31,
	2004		2003		2002

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	($ in thousands)
Demand	$63,662	—	$54,946	—	$49,837	—
Savings	48,670	0.69%	45,652	0.89%	41,500	1.72%
Money Market	66,218	1.19%	54,958	1.34%	48,838	1.93%
NOW	83,819	0.74%	72,397	0.58%	64,007	0.89%
Time	145,182	2.37%	144,951	2.69%	135,171	3.38%

	$407,551	1.27%	$372,904	1.46%	$339,353	2.00%

Following are the maturity distribution of time certificates of deposits $100,000 and over:

December 31, 2004

(in thousands)
Three Months or Less	$13,366
Over Three Months Through Six Months	8,332
Over Six Months Through Twelve Months	3,652
Over One Year Through Three Years	4,449
Over Three Years Through Five Years	3,688

$33,487

Liquidity

The Company’s liquidity needs arise principally to accommodate possible deposit outflows and meet loan demand. The Company’s liquidity is dependent on the successful management of its assets and liabilities so as to meet these needs of both its deposit and loan customers. Liquidity, as represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.

During 2004, the Company generated $4.7 million cash flow from operations.

The net cash used for investing activities was $59.0 million. Of this amount, $30.9 million was related to an increase in loan growth. Purchases of both available for sale and held to maturity securities totaled $77.5 million and were funded with $50.3 million in maturities of both types of securities and $4.5 million in the sale of available for sale securities. Additionally, the Company purchased another $3.5 million of BOLI.

The net cash provided by financing activities was $47.8 million. Demand deposits, money market deposits and time deposits increased a total of $38.1 million, with the largest increase occurring in demand deposits of $22.2 million. Partially offsetting this increase, savings deposits decreased $3.5 million. Other borrowings, consisting of Federal Funds purchased and advances from the Federal Home Loan Bank, provided a net of $13.0 million.

Overall, cash and cash equivalents decreased $6.6 million.

The Bank, as a member of the Federal Home Loan Bank, can borrow up to $24.7 million in advances. As of December 31, 2004, the Bank had $24.7 million in total advances. Additional advances can be obtained through the pledging of qualified collateral. Additionally, $11.0 million is available through lines of credit at correspondent banks. At December 31, 2004, $6.5 million of these lines were utilized. The Company believes its liquidity position is sufficient to provide funds to meet future loan demand or possible outflow of deposits.

Back to Contents

Return on Assets and Return on Equity

The following table depicts returns on average assets and returns on average equity for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

Return on Average Assets	0.76%	0.69%	0.65%
Return on Average Equity	12.96%	11.92%	11.46%
Average Equity to Average Assets	5.90%	5.76%	5.65%

Capital Resources

Under risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several risk categories according to the obligor, the guarantor or the nature of the collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values are added together to determine the total of risk weighted assets. This total comprises the denominator of the risk-based capital ratios.

The Company did not have any derivatives as of December 31, 2004 or 2003. Off-balance sheet items totaled $69.7 million for December 31, 2004 and $69.4 million for December 31, 2003 and were made up of unused loan commitments and letters of credit.

Subordinated debentures in the amount of $6.5 million were included in the numerator of the risk-based capital ratios for both 2004 and 2003. Consistent with the U.S. Bank Holding Company Capital regulations, these securities may be treated as components of Tier 1 capital as long as they do not exceed 25% of all Tier 1 elements at any time. At December 31, 2004 and 2003, the inclusion of these securities represented 19% and 21%, respectively. Please refer to “Variable Interest Entities” in Notes to Consolidated Financial Statements.

Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk-based assets of 8% of which at least 4% must be in the form of Tier 1 capital (primarily shareholders’ equity). The following are the Company’s capital ratios at the end of the periods indicated:

	Years Ended December 31,

	2004	2003

Leverage Ratio	7.48%	7.39%
Tier 1 Capital to Risk Weighted Assets	9.87%	10.06%
Total Capital to Risk Weighted Assets	10.73%	10.94%

It is the Company’s intention to retain its earnings in order to provide adequate capital to continue to support its growth. The Company has never paid a cash dividend. A 5% stock dividend was paid in 2004 and in 2003.

Back to Contents

Summary of Quarterly Results

The following summarizes the results of operations during 2004 on a quarterly basis:

	For the Quarters Ended

	March 31	June 30	September 30	December 31

	(in thousands)
Interest Income	$5,186	$5,183	$5,495	$5,787
Interest Expense	1,414	1,475	1,533	1,730

Net Interest Income	3,772	3,708	3,962	4,057
Provision for Loan Losses	125	40	95	184

Net Interest Income After Provision for Loan Losses	3,647	3,668	3,867	3,873

Gains on the Sale of Loans	99	30	144	73
Gains on the Sale of Securities Available for Sale	31	5	19	77
Gain on the Sale of a Branch	—	—	244	—
Other Income	447	425	443	429
Other Expense	2,986	3,026	3,123	3,103

Income Before Provision for Income Taxes	1,238	1,102	1,594	1,349
Provision for Income Taxes	408	372	526	436

Net Income	$ 830	$730	$1,068	$913

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset and Liability Management

Interest rate risk is defined as the sensitivity of the Company’s current and future earnings as well as its capital to changes in the level of market interest rates. The Company’s exposure to interest rate risk results from, among other things, the difference in maturities on interest earning assets and interest bearing liabilities. The relationship between the interest rate sensitivity of the Company’s assets and liabilities is continually monitored by the Company’s Asset/Liability Management Committee (the “ALCO”). The purpose of the ALCO is to review and monitor the volume, mix and pricing of the interest earning assets and interest bearing liabilities consistent with the Company’s overall liquidity, capital, growth, profitability and interest rate risk goals.

Loans make up the largest portion of the Company’s assets. In making commercial loans, the emphasis is placed on either floating rate loans tied to the Prime Lending rate or fixed rate loans with prepayment penalties depending upon the Company’s overall rate sensitivity position. Fixed rate commercial loans are generally written so that the rates can be adjusted within 3 to 7 years with payouts up to 25 years. Mortgage loans are currently written to be adjusted annually after the first 3, 5 or 10-year term with payouts up to 30 years. Home equity lines of credit are tied to the Prime Lending rate although special promotions may offer a fixed rate for periods of not greater than one year. Fixed rate home equity loans are offered with a maturity of 5 or 10 years, amortizing over a 15-year period. These loans also contain interest rate floors. Installment loans are written at fixed rates amortizing over 1 to 5 years.

Off-Balance Sheet Items

The Company also takes into consideration any off-balance sheet items when evaluating and managing its liquidity. At December 31, 2004, off-balance sheet items consisted of unfunded loan commitments, lease commitments and financial standby letters of credit.

Generally, when evaluating the Company’s liquidity, all unused loan commitments and letters of credit are included in the analysis as estimated draw-downs of 25% of the total commitment. Although economic conditions, interest rates and numerous other factors can affect the amount of loans to be drawn-down, management feels through experience, that this is a reasonable estimate to use when evaluating liquidity needs.

Back to Contents

The following table sets forth the Company’s off-balance sheet items by maturity date as of December 31, 2004:

Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

	(in thousands)

Lines of Credit	$63,635	$42,992	$2,638	$—	$18,005
Standby Letters of Credit	6,096	6,086	10	—	—
Leases	9,510	921	1,789	1,542	5,258

Total Commitments	$79,241	$49,999	$4,437	$1,542	$23,263

The Company utilizes its securities to manage its liquidity and rate sensitivity. U. S. Treasury, fixed rate agency and corporate securities are purchased for terms of less than 5 years. Tax-free municipal securities are purchased for a period of less than 7 years. Adjustable rate securities require an estimated average life at time of purchase of 10 years or less. Callable securities can be purchased for terms of 5 years or less with a call period of three months to 2 years. Fixed rate mortgage-backed securities are purchased with estimated average lives at the time of purchase of not more than 5 years. These securities are reviewed for changes in yield and average life resulting from changes in interest rates. The Company also invests in FDIC insured certificates of deposit (CDs) of other financial institutions with a maturity of three months to three years for amounts up to $100,000.

Short-term liquidity is also managed through the investment into high quality short-term money market securities, U.S. Government securities and/or U.S. Treasury securities made available through money market funds, which can be liquidated at anytime. In general, the day-to-day liquidity is managed through the sale or purchase of Federal Funds from approved correspondent banks and through the purchase of overnight lines of credit from the Federal Home Loan Bank.

A significant portion of the Company’s assets have been funded with CDs including CDs over $100,000. Unlike other deposit products, such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and competitiveness of the Company’s interest rates. The Company has attempted to price its CDs competitively. Interest rates on savings accounts, NOW and money market accounts are variable and can be changed at the discretion of the Company. These accounts are not tied to any particular index with the exception of certain municipal, NOW and money market accounts.

As a member of the Federal Home Loan Bank, the Bank can borrow advances at a fixed or floating rate and on a non-amortizing or amortizing basis. These advances can be for terms ranging from overnight to up to 30 years. The advances can be matched against various earning assets. At December 31, 2004 and December 31, 2003, the Company had outstanding advances of $24.7 million and $18.2 million, respectively.

The nature of the Company’s current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 2004, the Bank did not have any hedging transactions in place.

Back to Contents

The following table depicts the Company’s Rate Sensitivity at December 31, 2004:

	Maturity or Repricing in (1)

	Due in 90 Days or Less	Between 91 Days - One Year	After One Year	Non- Interest Bearing	Total

	($ in thousands)
Assets:
Securities	$13,513	$40,538	$69,188	$—	$123,239
Federal Funds Sold	3,761	—	—	—	3,761
Other Short Term Investments	154	—	—	—	154
Interest Bearing Time Deposits	1,990	4,585	6,956	—	13,531
Loans	104,459	11,266	185,462	1,142	302,329
Allowance for Loan Losses	—	—	—	(3,001)	(3,001)
Non-interest Earning Assets	—	—	—	42,945	42,945

Total Assets	$123,877	$56,389	$261,606	$41,086	$482,958

Liabilities and Stockholders’ Equity:
Interest Bearing Liabilities:
Money Market	$14,631	$27,264	$24,604	$—	$66,499
NOW	5,202	31,215	50,292	—	86,709
Savings Deposits	2,688	8,960	33,156	—	44,804
Time Deposits over $100,000	13,366	11,984	8,137	—	33,487
Other Time Deposits	30,697	41,758	42,756	—	115,211
Other Borrowings	14,550	4,000	12,634	—	31,184
Obligation Under Capital Lease	4	11	369	—	384
Subordinated Debentures	6,702	—	—	—	6,702

Total Interest Bearing Liabilities	87,840	125,192	171,948	—	384,980

Non-interest Bearing Demand Deposits	6,690	11,374	48,842	—	66,906
Other Liabilities	—	—	—	1,709	1,709
Stockholders’ Equity	—	—	—	29,363	29,363

Total Liabilities and Stockholders’ Equity	$94,530	$136,566	$220,790	$31,072	$482,958

Interest Rate Sensitivity Gap	$29,347	$(80,177)	$40,816	$10,014

Cumulative Gap	$29,347	$(50,830)	$(10,014)

Cumulative Gap to Total Assets	6.08%	(10.52)%	(2.07)%

(1)	The following are the assumptions that were used to prepare the Gap analysis:
(A)	A prime rate of 5.25% and a Federal Funds rate of 2.25%.
(B)
Callable agency securities are spread at their call dates or maturity date depending upon the relationship of the rate of the securities to the treasury yield curve as dictated by the rates listed in (A).

(C)	Prepayment on mortgage-backed securities as well as various types of loans are based on estimates in relationship to the rates listed in (A).
(D)	Loans are spread based on the earlier of their actual maturity date or the date of their first potential rate adjustment.
(E)	The maturity or decay rate of non maturity deposits, i.e. money market, NOW, savings and non-interest bearing demand deposits is estimated.
(F)	Time deposits are spread based on their actual maturity dates.

Back to Contents

Interest Rate Sensitivity Analysis

One measure of the Company’s interest rate sensitivity is through the use of a sensitivity gap analysis. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is positive when the amount of interest earning assets maturing or repricing exceeds the amount of interest bearing liabilities maturing or repricing within that same period and is negative when the amount of interest bearing liabilities maturing or repricing exceeds the amount of interest earning assets maturing or repricing within the same period. Accordingly, during a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, compared to an institution with a positive gap, to invest in higher yielding assets. A negative gap may result in the yield on an institution’s interest earning assets increasing at a slower rate than the increase in an institution’s cost of interest bearing liabilities than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would experience a repricing of its interest earning assets at a slower rate than its interest bearing liabilities, which consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.

The ALCO attempts to maintain the Company’s cumulative gap ratios at +/-15% for 90 days or less, +/-20% for four to six months and +/-25% for between six months and one year.

While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap analysis. Management can influence the actual repricing of the deposits independent of the gap assumption. Third, certain securities are callable and, therefore, repriceable prior to their maturity dates depending on the level of interest rates. The cash flows of certain loans and mortgage-backed securities and the repricing of those cash flows will vary under different interest rates. Fourth, the gap analysis represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments. These include U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

As indicated in the previous table, the Company has had a positive gap position in the period of 1 to 90 days. During periods of continual increases in short-term rates, the Company will generally experience expansion of its net interest margin. The net interest margin expanded from 3.57% in the second quarter to 3.68% in the third quarter. It then contracted to 3.62% in the fourth quarter despite continual short-term rate increases. This was the result of court mandated pricing on certain attorney escrow accounts while fixed rate loans and investments did not see an increase in pricing.

In 2003, the Federal Funds rate and the Prime Lending rate remained flat for 5 months and were then reduced 25 basis points in June, where they remained at 1.00% and 4.00%, respectively. These rates had not been this low since 1958, yet, the net interest margin declined only 4 basis points to 3.77%.

During 2004, the Federal Funds rate and the Prime Lending rate remained at the rates of 1.00% and 4.00%, respectively, until June 30, when they were both raised by 25 basis points. This was the first increase in either rate in slightly over four years. From this point on, both rates increased 25 basis points each time the Federal Open Market Committee (FOMC) met over the remainder of the year. As of December 31, 2004, the Federal Funds rate was 2.25% and the Prime Lending rate was 5.25%. The net interest margin declined to 3.67% for the year. For further discussion of the net interest margin see “Net Interest Income.”

Past performance is no indication of future results. The net interest margin can be affected by more than the change in the level of interest rates. Such items as the changes in the mix of assets and liabilities and a change in the competitive factors governing the pricing of assets and liabilities can also greatly impact the net interest margin.

Back to Contents

An additional analysis of the Company’s interest rate risk is a forecast of changes in the Company’s Market Value of Portfolio Equity (MVPE) under alternative interest rate environments. The MVPE is defined as the net present value of the Company’s existing assets and liabilities. The calculated estimated change in MVPE for the Company at December 31, 2004 is as follows:

Change in Interest	MVPE Amount	$ Change

	(in thousands)
+ 200 Basis Points	$54,464	$209
Base Amount Rate	54,255	—
- 200 Basis Points	53,152	(1,103)

The policy of the Company requires that a parallel shock of +/-200 basis points may not change the MVPE by more than 20% of total equity. For 2004, this amount would be $5.9 million.

It is important to note that as of December 31, 2004 and 2003, a downward parallel shock of 200 basis points could not be applied to all assets and liabilities. Certain loan rates, such as home equity loans, have contractual floors which at year end 2004 were above the current market rates. In addition, certain deposit rates could not realistically be reduced by 200 basis points. Assumptions were made as to implied floors for these rates.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 SVB FINANCIAL SERVICES, INC.
Consolidated Balance Sheets

	As of December 31,

	(in thousands)
	2004	2003

Assets
Cash & Due from Banks	$21,242	$24,983
Federal Funds Sold	3,761	6,584
Other Short Term Investments	154	184

Total Cash And Cash Equivalents	25,157	31,751

Interest Bearing Time Deposits	13,531	13,142
Securities
Available for Sale, at Fair Value	48,543	42,855
Held to Maturity, (Fair Value $74,439 in 2004 and $58,578 in 2003)	74,696	58,290

Total Securities	123,239	101,145

Loans	302,671	271,543
Allowance for Loan Losses	(3,001)	(2,680)
Unearned Income	(342)	(334)

Net Loans	299,328	268,529

Premises & Equipment, Net	8,451	7,356
Bank Owned Life Insurance	7,911	4,187
Other Assets	5,341	4,964

Total Assets	$482,958	$431,074

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Demand
Non-interest Bearing	$66,906	$59,601
NOW	86,709	71,813
Savings	44,804	48,290
Money Market	66,499	56,547
Time
Greater than $100,000	33,487	27,755
Less than $100,000	115,211	115,007

Total Deposits	413,616	379,013

Other Borrowings	31,184	18,176
Obligation Under Capital Lease	384	397
Subordinated Debentures	6,702	—
Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures	—	6,500

Total Borrowings	38,270	25,073

Other Liabilities	1,709	1,299

Total Liabilities	453,595	405,385

Shareholders’ Equity
Common Stock $2.09 PAR VALUE, 10,000,000 Shares Authorized; 4,060,445 Shares in 2004 and 3,847,294 in 2003 Issued and Outstanding	8,486	8,041
Additional Paid-in Capital	17,837	14,786
Retained Earnings	3,183	2,955
Accumulated Other Comprehensive Loss	(143)	(93)

Total Shareholders’ Equity	29,363	25,689

Total Liabilities and Shareholders’ Equity	$482,958	$431,074

The accompanying notes to consolidated financial statements are an integral part of these statements.

Back to Contents

 SVB FINANCIAL SERVICES, INC.
Consolidated Statements of Income

	For the Years Ended December 31,

	2004	2003	2002

	(in thousands except per share data)
Interest Income
Loans	$17,661	$16,729	$16,080
Securities Available For Sale	1,404	1,615	1,649
Securities Held to Maturity	2,050	1,814	2,227
Other Short Term Investments	22	16	82
Interest Bearing Time Deposits	394	427	542
Federal Funds Sold	120	99	268

Total Interest Income	21,651	20,700	20,848

Interest Expense
Deposits	5,187	5,456	6,798
Other Borrowings	607	472	351
Obligation Under Capital Lease	18	19	31
Subordinated Debentures	340	—	—
Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures	—	315	291

Total Interest Expense	6,152	6,262	7,471

Net Interest Income	15,499	14,438	13,377
Provision for Loan Losses	444	502	455

Net Interest Income after Provision for Loan Losses	15,055	13,936	12,922

Other Income
Service Charges on Deposit Accounts	751	837	842
Gains on the Sale of Securities Available for Sale	132	101	145
Gains on the Sale of Loans	346	319	205
Gain on the Sale of a Branch	244	—	—
Bank Owned Life Insurance	224	187	—
Other Income	769	574	540

Total Other Income	2,466	2,018	1,732

Other Expense
Salaries and Employee Benefits	6,420	5,872	5,477
Occupancy Expense	1,639	1,799	1,591
Equipment Expense	660	634	561
Other Expenses	3,519	3,336	3,135

Total Other Expense	12,238	11,641	10,764

Income Before Provision for Income Taxes	5,283	4,313	3,890
Provision for Income Taxes	1,742	1,429	1,435

Net Income	$3,541	$2,884	$2,455

Earnings Per Share — Basic	$0.87	$0.71	$0.62

Earnings Per Share — Diluted	$0.85	$0.70	$0.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

Back to Contents

SVB FINANCIAL SERVICES, INC.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income/(Loss)	Total Shareholders’ Equity

	(in thousands)
Balance, January 1, 2002	$6,932	$8,690	$3,762	$244		$19,628
Exercise of Stock Options	338	612				950
5% Stock Dividend	361	2,739	(3,106)			(6)
Net Income			2,455		$2,455	2,455
Accumulated Other Comprehensive Income Net of Reclassification
Adjustments and Taxes				151	151	151

Total Comprehensive Income					$2,606

Balance, December 31, 2002	7,631	12,041	3,111	395		23,178
Exercise of Stock Options	28	91				119
5% Stock Dividend	382	2,654	(3,040)			(4)
Net Income			2,884		$2,884	2,884
Accumulated Other Comprehensive
Loss Net of Reclassification
Adjustments and Taxes				(488)	(488)	(488)

Total Comprehensive Income					$2,396

Balance, December 31, 2003	8,041	14,786	2,955	(93)		25,689
Exercise of Stock Options	42	146				188
5% Stock Dividend	403	2,905	(3,313)			(5)
Net Income			3,541		$3,541	3,541
Accumulated Other Comprehensive
Loss Net of Reclassification
Adjustments and Taxes				(50)	(50)	(50)

Total Comprehensive Income					$3,491

Balance, December 31, 2004	$8,486	$17,837	$3,183	$(143)		$29,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

Back to Contents

SVB FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(in thousands)
Operating Activities
Net Income	$3,541	$2,884	$2,455
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	444	502	455
Depreciation	723	680	638
Amortization of Securities Premium	640	802	561
Gains on the Sale of Securities Available for Sale	(132)	(101)	(145)
Gains on the Sale of Loans	(346)	(319)	(205)
Gain on the Sale of a Branch	(244)	—	—
Increase in Other Assets	(149)	(148)	(699)
Increase in Other Liabilities	410	40	222
Increase in Cash Surrender Value of Bank Owned Life Insurance	(224)	(187)	—
Increase /(Decrease) in Unearned Income	8	(45)	178

Net Cash Provided by Operating Activities	4,671	4,108	3,460

Investing Activities
(Increase)/Decrease in Interest Bearing Time Deposits	(389)	697	(4,169)
Proceeds from the Sale of Securities Available for Sale	4,526	6,301	7,592
Proceeds from Maturities of Securities
Available for Sale	22,139	27,026	16,195
Held to Maturity	28,153	36,502	31,800
Purchases of Securities
Available for Sale	(32,580)	(39,314)	(41,143)
Held to Maturity	(44,914)	(30,322)	(46,849)
Increase in Loans, Net	(30,905)	(33,268)	(28,547)
Capital Expenditures	(2,757)	(2,376)	(1,134)
Net Proceeds from the Sale of a Branch	1,183	—	—
Purchase of Bank Owned Life Insurance	(3,500)	(1,000)	(3,000)

Net Cash Used for Investing Activities	(59,044)	(35,754)	(69,255)

Financing Activities:
Net Increase in Demand Deposits	22,201	3,767	29,689
Net (Decrease)/Increase in Savings Deposits	(3,486)	6,976	6,114
Net Increase in Money Market Deposits	9,952	6,596	12,820
Net Increase/(Decrease) in Time Deposits	5,936	(2,748)	18,325
Increase in Federal Funds Purchased	6,450	—	—
Proceeds of Other Borrowings
One Year or Less	8,600	17,000	1,000
Over One Year	6,000	9,000	3,500
Repayment of Other Borrowings
One Year or Less	(7,000)	(15,000)	(1,000)
Over One Year	(1,044)	(2,038)	(33)
Decrease in Obligation Under Capital Lease	(13)	(14)	(8)
Issuance of Guaranteed Preferred Beneficial Interest in the Corporation
Subordinated Debentures	—	—	2,500
Proceeds from the Exercise of Stock Options	188	119	950
Cash in Lieu of Fractional Shares from Stock Dividend	(5)	(4)	(6)

Net Cash Provided by Financing Activities	47,779	23,654	73,851

(Decrease)/Increase in Cash and Cash Equivalents	(6,594)	(7,992)	8,056
Cash and Cash Equivalents, Beginning of Year	31,751	39,743	31,687

Cash and Cash Equivalents, End of Year	$25,157	$31,751	$39,743

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$6,140	$6,363	$7,559

Cash Paid During the Year for Federal Income Taxes	$1,850	$1,380	$1,495

The accompanying notes to consolidated financial statements are an integral part of these statements.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

SVB Financial Services, Inc., (the “Company”) is a one bank holding company of Somerset Valley Bank (the “Bank”). The Somerset Valley Investment Company, Inc. (the “Investment Company”) is a wholly owned subsidiary of the Bank. West End One Corp. is a wholly owned subsidiary of the Investment Company and is incorporated in the State of Delaware. The Company owns SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II (the “Trusts”) in connection with its issuance of subordinated debentures.

The Bank is a full service community bank and operates at locations in Somerville, Hillsborough, Bridgewater, Manville, Bernards, Warren, Edison, Raritan Township and Metuchen, New Jersey. The Bank’s customers are predominately small and middle market businesses and professionals. The Bank’s market area is primarily Somerset County, but it does obtain business from the adjacent counties of Middlesex, Hunterdon, Mercer, Monmouth and Morris.

The Bank competes with other banking and financial institutions in its primary market area, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for deposits and for all types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services they render.

In addition to being subject to competition from other financial institutions, the Bank is subject to federal and state laws and to regulations of certain federal agencies, and accordingly, it is periodically examined by those regulatory agencies.

2. Subsequent Event

On January 11, 2005, the Company signed a definitive agreement to merge with Fulton Financial Corporation (“FFC”) based in Lancaster, Pennsylvania, with $11.1 billion in assets.

FFC will acquire all issued and outstanding shares of common stock of the Company. According to the merger agreement, each share of the Company’s common stock outstanding at the time of the merger will be exchanged for a combination of FFC common stock and cash based on a “cash election merger” structure.

Each Company shareholder will have the ability to elect to receive 100% of the merger consideration in FFC stock, 100% in cash, or a combination of FFC stock and cash. Their elections will be subject to prorating to achieve a result where, at a minimum, 20% and, at a maximum, 40% of the Company’s outstanding shares will receive cash consideration. Those shares of the Company’s stock that will be converted into FFC stock would be exchanged based on a fixed exchange ratio of .9519 shares of FFC stock for each share of the Company’s stock. Those shares of the Company’s stock that will be converted into cash will be converted into a per share amount of cash based on a fixed price of $21.00 per share of the Company’s stock.

Based on the $22.18 per share closing price of FFC stock on January 11, 2005 and the minimum cash consideration, the transaction is valued at approximately $89.0 million.

Pursuant to a Warrant Agreement dated as of January 12, 2005, between the Company, as issuer and FFC, as grantee (the “Warrant Agreement”), the Company has granted FFC an option to purchase the shares of the Company’s Common Stock under certain circumstances (the “Warrant”). Specifically, the Warrant grants FFC the right to purchase up to 1,008,775 shares of the Company’s Common Stock (the “Warrant Shares”) (which represent 19.9% of the number of shares outstanding on January 12, 2005, giving effect to the issuance of the shares pursuant to an exercise of the Warrant), subject to certain adjustments, at a price, subject to certain adjustments, of $22.00 per share. The Warrant was granted by the Company in connection with an Agreement and Plan of Merger, dated as of January 11, 2005, between FFC and the Company (the “Merger Agreement”).

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation and certain reclassifications are made when necessary to conform the previous years’ financial statements to the current year’s presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations and current loan collateral values. However, actual losses on specific loans, which are also encompassed in the analysis, may vary from estimated losses. These estimates are reviewed periodically, and as adjustments become necessary, they are reflected in operations in the period in which they become known.

Securities: The Company accounts for securities in accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” A portion of the Company’s securities are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. These securities are carried at amortized cost because the Company has the ability and intent to hold the securities to maturity and are classified as such. The remainder of the Company’s securities are held for indefinite periods of time. These securities which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale. These securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as Accumulated Other Comprehensive Income/(Loss) in a separate component of shareholders’ equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, could cause fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rate changes cause the market value of fixed rate securities to fluctuate. Realized gains and/or losses on securities available for sale are determined on a specific identification basis and are included in the consolidated statements of income. The Company had no securities held for trading purposes at December 31, 2004 and 2003.

SFAS 133, as amended by SFAS 138, “Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities,” established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The Company adopted SFAS 138 as amended, and the adoption does not have a material impact on its financial position or results of operations.

The Company adopted Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS 115 and

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1” (EITF 03-1- a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1” (EITF 03-1-1). FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other- than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

Loans: Loans, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Loans are stated at the principal amount outstanding. Net loans represent the principal loan amount outstanding reduced by unearned income and allowance for loan losses.

The Company accounts for impaired loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company accounts for its transfers and servicing assets in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which revised the accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities.

In April 2003, the FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Company’s current business operations, the adoption of the provisions of SFAS 149 did not materially impact the Company’s financial condition, results of operations, or disclosures.

In October 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3 “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

The Company periodically sells certain commercial and mortgage loans to other financial institutions without recourse to the Company. The gains and losses are recognized in an amount which approximates the present value of the difference between the effective interest rate to the Company and the net yield to the purchaser, excluding normal future loan servicing fees, when applicable, over the estimated remaining lives of the loans sold.

Interest on loans is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued.

Loan origination fees and direct loan origination costs are deferred and are recognized over the estimated life of the related loans as an adjustment of the loan yield. The net loan origination fees recognized as yield adjustments are reflected in total interest income in the consolidated statements of income and the unamortized balance of such net loan origination fees is reported in the consolidated balance sheets as part of unearned income.

In November 2002, FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and, for guarantees issued or modified after December 31, 2002, adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not materially impact the Company’s financial condition or results of operations at or for the years ended December 31, 2003 and 2004.

While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Company did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.

The SEC recently released Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not expect to have a material effect on the Company’s consolidated financial statements.

Allowance for Loan Losses: The Company’s process for evaluating the adequacy of the allowance for loan losses has three basic elements: First, the identification of problem loans when they occur; second, the establishment of appropriate allowance for loan losses once specific problem loans are identified; and third, a methodology for establishing general loan loss allowances. The identification of problem loans is achieved mainly through review of specific major loans based on delinquency criteria, size of loan and location and value of collateral property. Specific loss reserves are established for identified problem loans based on reviews of current operating financial information and fair value appraisals. A range of loss allowances is estimated based upon consideration of past experience of originated loans by loan type, year of origination, location of collateral property and loan-to-value ratios. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

allowance for loan losses. Although the Company’s management believes it has a sound basis for this estimation, actual write-offs incurred in the future are highly dependent upon future events, including the economy of the area in which the Company lends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed primarily on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease.

In 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS 144 did not have an impact on the Company’s financial position, results of operations, or cash flows.

Income Taxes: The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The principal types of accounts, resulting in differences between assets and liabilities for financial statements and tax return purposes, are the allowance for loan losses, depreciation and accretion of securities discounts, deferred pension costs, prepaid expenses and losses on fixed assets.

Earnings per Share: The Company accounts for earnings per share under the provisions of SFAS 128, “Earnings Per Share.” SFAS 128 eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Other Real Estate Owned: Other real estate owned includes foreclosed real estate which is carried at the lower of cost (lesser of carrying value of a loan or fair value at the date of acquisition) or estimated fair value less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs are recorded in other expenses, and expenses incurred in connection with holding such assets and any gains or losses upon their sale are included in other income and expenses.

Advertising Costs: The Company expenses advertising costs as incurred.

Statements of Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers cash, non-interest bearing amounts due from banks, Federal Funds sold and other short-term investments to be cash equivalents. Generally, Federal Funds are sold for a 60-day period or less.

Stock-Based Compensation: The Company accounts for stock options under SFAS 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25). Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

accounting defined in SFAS 123 had been applied. The Company’s stock option plans are accounted for under APB 25.

In December 2002, SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements have been provided for the years ended December 31, 2004, 2003 and 2002. The adoption of SFAS 148 did not have an impact on the financial condition or results of operations of the Company.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

At December 31, 2004, the Company had four stock option plans. The 1997 Restated Incentive Stock Option Plan is a non-qualified stock option plan. Stock options are issued at prices equal to the fair market value at the date of grant to officers and employees of the Company. The stock options have a vesting period of one year from the date of issuance. All options under this Plan were distributed as of December 31, 2004 of which 3,221 remain outstanding.

The 2000 Incentive Stock Option Plan is a non-qualified stock option plan. Stock options are issued at prices equal to the fair market value at the date of grant to officers and employees of the Company. Shares totaling 394,742 are reserved for issuance under this Plan including 244,243 shares outstanding at December 31, 2004.

The 2000 Directors Stock Option Plan is a non-qualified stock option plan. Under this Plan, stock options are issued at prices equal to the fair market value at the date of grant. Shares totaling 76,576 are reserved for issuance under this Plan, including 47,112 outstanding at December 31, 2004.

The 2003 Directors Stock Option Plan is a non-qualified stock option plan. Under this Plan, stock options are issued at prices equal to the fair market value at the date of grant. Shares totaling 135,534 are reserved for issuance under this Plan, including 127,250 outstanding at December 31, 2004.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

During 2004, there were 78,327 options granted under the 2000 Incentive Stock Option Plan and 44,570 options granted under the 2003 Directors Stock Option Plan. Had compensation costs for the plan year been determined based on the fair value of the options at the grant dates consistent with the method SFAS 123 the Company’s net income and earnings per share, basic and diluted, would have been as reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002

	(in thousands except per share data)
Net Income as Reported	$3,541	$2,884	$2,455
Less: Stock Based Compensation
Costs Under Fair Value Based Method for all Awards	(248)	(607)	—

Pro forma Net Income	$3,293	$2,277	$2,455

Earnings Per Share — Basic
As Reported	$0.87	$0.71	$0.62
Pro forma	0.81	0.56	0.62
Earnings Per Share — Diluted
As Reported	$0.85	$0.70	$0.61
Pro forma	0.79	0.55	0.61

The fair value of each option granted in 2004 is estimated on the date of the grant using Black Scholes pricing model with the following weighted-average assumptions; no dividend yield, expected volatility of 13.00%, a risk free interest rate of 2.73% and an expected life of 5.00 years.

The fair value of each option granted in 2003 is estimated on the date of the grant using Black Scholes pricing model with the following weighted-average assumptions; no dividend yield, expected volatility of 32.43%, a risk free interest rate of 2.85% and an expected life of 5.00 years.

There were no options granted in 2002.

Comprehensive Income: The Company follows SFAS 130, “Reporting Comprehensive Income,” which requires entities presenting a complete set of financial statements to include details of comprehensive income or loss. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity.

The income tax effects allocated to comprehensive income at December 31, are as follows:

	2004			2003			2002

	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax (Expense)	Net of Tax Amount

	(in thousands)
Unrealized Holding Gains/(Losses) on Securities Arising During the Period	$56	$(20)	$36	$(638)	$217	$(421)	$374	$(127)	$247
Less Reclassification
Adjustments for Gains/(Losses) Realized in Net Income	132	(46)	86	101	(34)	67	145	(49)	96

Other Comprehensive (Loss)/Income, Net	$(76)	$26	$(50)	$(739)	$251	$(488)	$229	$(78)	$151

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Significant Accounting Policies — (Continued)

Segment Reporting: SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one operating segment and, accordingly, one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial and industrial lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Company as one operating segment.

Variable Interest Entities: Management has determined that SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II qualify as variable interest entities under FIN 46, as revised. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II preferred entities issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II are included in the Company’s consolidated balance sheet as of December 31, 2003 and consolidated statements of income for the years ended December 31, 2003 and 2002. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which were applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II expected residual returns. The deconsolidation in the investment in the common stock of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II caused the entities to be included in other assets as of December 31, 2004 and the corresponding increase in outstanding debt of $202,000. In addition, the income received on the Company’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust preferred securities issued by SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Securities

Information relative to the Company’s securities portfolio are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
2004
Available for Sale
U. S. Treasury Securities	$998	$—	$(3)	$995
U. S. Government Agency Securities	20,991	10	(130)	20,871
Mortgage-Backed Securities	24,174	120	(211)	24,083
Other Securities	2,596	4	(6)	2,594

	$48,759	$134	$(350)	$48,543

Held to Maturity
U. S. Government Agency Securities	$34,340	$30	$(255)	$34,115
Mortgage-Backed Securities	28,117	189	(186)	28,120
Other Securities	6,538	14	(45)	6,507
Municipal Securities	5,701	22	(26)	5,697

	$74,696	$255	$(512)	$74,439

2003
Available for Sale
U. S. Treasury Securities	$503	$1	$—	$504
U. S. Government Agency Securities	10,342	67	(39)	10,370
Mortgage-Backed Securities	30,684	169	(330)	30,523
Other Securities	1,466	3	(11)	1,458

	$42,995	$240	$(380)	$42,855

Held to Maturity
U. S. Treasury Securities	$2,010	$2	$—	$2,012
U. S. Government Agency Securities	23,077	181	(6)	23,252
Mortgage-Backed Securities	29,311	275	(177)	29,409
Other Securities	3,702	14	(1)	3,715
Municipal Securities	190	—	—	190

	$58,290	$472	$(184)	$58,578

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Securities — (Continued)

There are no significant concentrations of securities (greater than 10% of shareholders’ equity) in any individual security issue. The amortized cost and fair value of securities at December 31, 2004 by contractual maturity, are shown in the table for securities to be held to maturity and available for sale. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(in thousands)
Available for Sale
Due in 1 Year or Less	$6,783	$6,763
Due After 1 Year Through 5 Years	15,558	15,449
Due After 5 Years	1,000	1,000
Mortgage-Backed Securities	24,174	24,083
Other Securities	1,244	1,248

	$48,759	$48,543

Held to Maturity
Due in 1 Year or Less	$11,952	$11,920
Due After 1 Year Through 5 Years	32,627	32,417
Due After 5 Years	2,000	1,982
Mortgage-Backed Securities	28,117	28,120

	$74,696	$74,439

At December 31, 2004, securities having a book value of approximately $22.5 million were pledged to secure public deposits, Federal Home Loan Bank advances and for other purposes as required by law.

The table below indicates the length of time individual securities, both held to maturity and available for sale, have been in a continuous unrealized loss position at December 31, 2004:

		Less Than 12 Months		12 Months or Longer		Total

Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	($ in thousands)
U.S. Treasury	1	$995	$(3)	$—	$—	$995	$(3)
U.S. Government Agency	57	45,535	(373)	613	(12)	46,148	(385)
Mortgage-Backed	79	15,402	(127)	15,171	(270)	30,573	(397)
Other	7	5,445	(51)	—	—	5,445	(51)
Municipal	7	4,150	(26)	—	—	4,150	(26)

Total Temporarily
Impaired Securities	151	$71,527	$(580)	$15,784	$(282)	$87,311	$(862)

Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of December 31, 2004. The Company invests in U.S. Treasury, U. S. Government Agency and U.S. Government Sponsored Agency securities, all of which have AAA credit ratings by Standard and Poors. With regard to Other securities and Municipal securities there were no securities rated less than A+ by Standard and Poors. There were no unrealized losses on Equity securities as of December 31, 2004. Management believes that the unrealized losses shown in the table are related to the increases in interest rates and that the collection of all principal and interest is a reasonable certainty.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Loans

The composition of outstanding loans is summarized as follows:

	2004	2003

	(in thousands)
Secured by Real Estate:
Residential Mortgage	$75,502	$75,513
Commercial Mortgage	153,609	131,434
Construction	38,262	29,734
Commercial and Industrial	25,690	23,496
Loans to Individuals	8,876	10,397
Other Loans	732	969

	$302,671	$271,543

There were $143,000 in restructured loans at December 31, 2004. There were no restructured loans at December 31, 2003. There were no loans past due 90 days or more and still accruing at December 31, 2004 or December 31, 2003. Loans in non-accrual status totaled $1,484,000 at December 31, 2004 and $1,012,000 at December 31, 2003. Interest income that would have been earned from these non-accrual loans for the years ended December 31, 2004, 2003 and 2002 was approximately $74,000, $60,000 and $43,000, respectively.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with the contractual terms. As a general rule, a loan that is in arrears in excess of 120 days will be charged-off unless circumstances exist that would make charge-off unnecessary such as the borrower is in the process of refinancing elsewhere or is liquidating collateral within a short period of time.

As of December 31, 2004, there were $2,049,000 of loans deemed to be impaired. A valuation reserve of $48,000 was recorded for these loans. As of December 31, 2003, there were $1,482,000 of loans deemed to be impaired, a valuation reserve of $166,000 was recorded for these loans.

The Company had loans totaling $38.3 million or 12.6% of total loans outstanding to borrowers engaged in construction activity in 2004. Loans totaling $29.7 million or 11.0% of total loans were outstanding to borrowers engaged in construction activity in 2003. The Company continues to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Company’s geographic lending area is primarily concentrated in Somerset County, but also includes Middlesex, Hunterdon, Mercer, Monmouth and Morris counties.

6. Allowance for Loan Losses

An analysis of the allowance for loan losses is as follows:

	2004	2003	2002

	(in thousands)
Balance at January 1,	$2,680	$2,407	$2,111
Provision Charged to Operations	444	502	455
Charge-Offs	(132)	(238)	(206)
Recoveries	9	9	47

Balance at December 31,	$3,001	$2,680	$2,407

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Premises and Equipment

Premises and equipment consists of the following at December 31, 2004 and 2003:

	Estimated Useful Lives	2004	2003

	(in thousands)
Land	—	$400	$400
Construction in Progress	—	1,060	796
Premises and Improvements	5-30 years	7,282	6,500
Furniture and Equipment	3-10 years	3,162	2,885

		11,904	10,581

Less: Accumulated Depreciation and Amortization		(3,453)	(3,225)

		$8,451	$7,356

Depreciation and amortization charged to operations was $723,000, $680,000 and $638,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Deposits

Following is the maturity distribution of time certificates of deposits:

December 31, 2004

(in thousands)
Three Months or Less	$44,063
Over Three Months Through Six Months	28,194
Over Six Months Through Twelve Months	25,548
Over One Year Through Three Years	37,611
Over Three Years Through Five Years	13,282

$148,698

9. Other Expenses

The major components of other expenses are as follows:

	2004	2003	2002

	(in thousands)
Data Processing Services	$726	$586	$458
Marketing and Business Development	405	369	308
Stationery, Forms and Supplies	243	236	302
Insurance	292	180	112
Legal, Examination and Accounting	272	333	275
Postage and Telephone	278	320	289
FDIC Insurance Assessment	57	56	100
Directors’ Fees	249	179	169
Other, Net	997	1,077	1,122

	$3,519	$3,336	$3,135

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies

Based on consultation with the Company’s legal counsel, management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Company and its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiaries by government authorities.

The Company leases its banking facilities under operating leases which expire at various dates through 2009 and thereafter, but which contain certain renewal options. The Company leases its Warren branch from a partnership that consists of among others one of the Company’s directors. As of December 31, 2004, future minimum rental payments, under all leases are as follows:

Lease Year	Minimum Rental Payment

($ in thousands)
2005	$921
2006	906
2007	883
2008	811
2009	731
Thereafter	5,258

$9,510

The amounts in the previous table represent minimum rentals not adjusted for possible future increases due to escalation provisions or the exercise of renewal options by the Company. Rent expenses aggregated $824,000, $1,020,000 and $881,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank, Investment Company, and West End One Corp. have not entered into any interest rate swaps, caps or floors and are not party to any forward or future transactions. However, the Bank is party to various other financial instruments, which are not included in the financial statements, but are required in the normal course of business to meet the financing needs of its customers and to assist in managing its exposure to changes in interest rates. Management does not expect any material losses from these transactions, which include standby letters of credit and commitments to extend credit.

The Company had outstanding commitments to extend credit of $69.7 million and $69.4 million at December 31, 2004 and December 31, 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. There is no material difference between the notional amount and estimated fair value of off-balance sheet unfunded loan commitments as of December 31, 2004.

The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN 45. Financial and performance standby letters of credit are conditional commitments issued by the Company to assure the financial and performance obligations of a customer to a third party. At December 31, 2004, the Company was contingently liable on financial letters of credit totaling $6,096,000, of which $836,000 were originated during the year. The Company’s commitments under standby letters of credit expire at various dates through March 17, 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Commitments and Contingencies — (Continued)

The Company generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at December 31, 2004 varied from 0% to 100%, and averaged 23%.

11. Benefit Plan

The Company has a 401(k) Pension Plan covering substantially all employees. Under the terms of the Plan, the Company matched 67% of an employee’s contribution in 2004, 2003 and 2002, up to 6% of the employee’s salary. Employees become fully vested in the Company’s contribution after five years of service. The Company contributed $121,000, $105,000 and $93,000 in 2004, 2003 and 2002, respectively.

During 1999, the Company established a Supplemental Executive Retirement Plan. The Plan covers three of the Company’s executive officers. One officer is covered under a defined benefit plan while the remaining two officers are covered under a defined contribution plan. The Company expensed $137,000, $138,000 and $157,000 in 2004, 2003, 2002, respectively, in connection with these plans.

12. Income Taxes

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)
Current
Federal	$1,828	$1,431	$1,481
State	19	13	160
Deferred Benefit	(105)	(15)	(206)

	$1,742	$1,429	$1,435

Deferred income taxes are provided for the differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Cumulative temporary differences at December 31, are as follows:

	2004	2003

	(in thousands)
Start-up and Organization Costs	$(1)	$(1)
Depreciation	259	166
Accretion of Securities Discount	(124)	(97)
Allowance for Loan Losses	1,227	1,135
Unrealized Gains on Securities Available for Sale	74	48
Deferred Pension	257	210
Loss on Fixed Assets	(49)	(96)
Prepaid Expenses	(132)	—
Other	(41)	(26)

Net Deferred Tax Asset, Included in Other Assets	$1,470	$1,339

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes — (Continued)

A reconciliation of income taxes calculated at the statutory rate of 34% to the actual income tax provision is as follows:

	Years Ended December 31,
	2004	2003	2002

	(in thousands)
Statutory Provision	$1,796	$1,466	$1,323
State Taxes on Income, Net of Federal Tax Benefit	12	8	87
Non-Deductible Expenses	13	12	23
Tax Exempt Interest	(9)	(1)	—
Bank Owned Life Insurance	(76)	(64)	—
Other	6	8	2

	$1,742	$1,429	$1,435

13. Earnings Per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

For the Year Ended December 31, 2004	Income	Weighted- Average Shares	Per Share Amount

	(in thousands except per share data)
Earnings Per Share – Basic
Income Available to Common Shareholders	$3,541	4,054	$0.87
Effect of Dilutive Securities
Stock Options	—	108	(0.02)

Earnings Per Share – Diluted
Income Available to Common Shareholders Plus Assumed Conversions	$3,541	4,162	$0.85

There were no antidilutive options at December 31, 2004.

For the Year Ended December 31, 2003	Income	Weighted- Average Shares	Per Share Amount

	(in thousands except per share data)
Earnings Per Share – Basic
Income Available to Common Shareholders	$2,884	4,033	$0.71
Effect of Dilutive Securities
Stock Options	—	77	(0.01)

Earnings Per Share – Diluted
Income Available to Common Shareholders Plus Assumed Conversions	$2,884	4,110	$0.70

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Earnings Per Share — (Continued)

Antidilutive options totaling 90,956 with the exercise price of $15.42 have been excluded in the computation of 2003 diluted EPS because the options exercise prices were greater than the average market price of the common shares.

For the Year Ended December 31, 2002	Income	Average Shares	Share Amount

	(in thousands except per share data)
Earnings Per Share – Basic
Income Available to Common Shareholders	$2,455	3,967	$0.62
Effect of Dilutive Securities
Stock Options	—	61	(0.01)

Earnings Per Share – Diluted
Income Available to Common Shareholders Plus Assumed Conversions	$2,455	4,028	$0.61

There were no antidilutive options at December 31, 2002.

14. Shareholders’ Equity

On October 28, 2004, October 30, 2003, and October 31, 2002, the Company declared a 5% stock dividend to shareholders of record as of November 15, 2004, November 17, 2003 and November 14, 2002, respectively. Accordingly, earnings per share, options and weighted-average shares of common stock have been restated to reflect the stock dividends.

State banking statutes restrict the amount of dividends on capital stock. Accordingly, no dividends shall be paid by the Bank on its capital stock unless following the payment of such dividends, the capital stock of the Bank will be unimpaired and (1) the Bank will have a surplus of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus of the Bank.

In May 2003, the FASB issued “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on the Company’s current business operations, the provisions of SFAS 150 did not impact the Company’s financial condition, results of operations, or disclosures.

15. Stock-Based Compensation

A summary of the status of the Company’s option plans as of December 31, are as follows:

	2004 Shares	Weighted- Average Exercise Price	2003 Shares	Weighted- Average Exercise Price	2002 Shares	Weighted- Average Exercise Price

Outstanding at beginning of the year	330,562	$11.68	164,715	$7.68	351,563	$6.28
Options granted	122,897	16.66	182,838	14.98	—	—
Options exercised	(29,324)	10.76	(14,105)	7.90	(184,399)	5.06
Options expired or cancelled	(2,309)	15.49	(2,886)	9.77	(2,449)	4.86

Outstanding and exercisable at the end of year	421,826	$13.18	330,562	$11.68	164,715	$7.68

Weighted-average fair value of options granted during the year (per share)	$3.06		$3.32		$—

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Stock-Based Compensation — (Continued)

Options Outstanding and Exercisable

	Outstanding and Exercisable At December 31, 2004	Average Remaining Contractual Life	Weighted- Average Exercise Price

$ 7.00 – $ 7.50	83,624	.61 years	$7.18
$ 7.51 – $10.00	47,791	1.91 years	$8.64
$10.01 – $15.00	87,459	3.40 years	$14.54
$15.01 – $16.75	202,952	3.84 years	$16.15

	421,826

16. Other Borrowings

Other Borrowings consists of Federal Funds purchased and advances from the Federal Home Loan Bank of New York. The advances are secured by one to four family mortgage loans and U.S. Government Agency Securities. Details with respect to these advances are as follows:

Maturity	Amount	Weighted- Average Rate

	($ in thousands)

Overnight Line of Credit	$5,600	2.38%
2005	4,500	2.54
2006	2,000	3.32
2007	3,500	3.57
2008	6,500	2.98
2009	1,000	3.24

In 2001, the Company took an amortizing advance from the Federal Home Loan Bank in the amount of $1,750,000 at a rate of 5.03%. The advance matures in 2006 and payments are made monthly based on a 25-year payout. The balance outstanding at December 31, 2004 was $1,634,000. Included in the 2008 maturities is an advance with a variable rate tied to the 3-month LIBOR. The rate at December 31, 2004 was 2.22%. Also, the Company purchased overnight Federal Funds in the amount of $6,450,000 at a rate of 2.75% at December 31, 2004.

17. Subordinated Debentures

The Company participates in two pooled institutional placements of trust preferred securities arranged by a third party. The Company purchased the common stock of SVB Bald Eagle Statutory Trust I on July 30, 2001 and funding of the trust preferred securities took place on July 31, 2001. This subordinated debenture will be redeemed in the year 2031 and is redeemable after 2011 at par. At December 31, 2004, the rate paid on this subordinated debenture of $4.1 million based on a 3-month LIBOR plus 358 basis points was 5.74% and is adjusted in January, April, July and October.

On June 25, 2002, the Company purchased common stock of SVB Bald Eagle Statutory Trust II and funding of the trust preferred securities took place on June 26, 2002. This subordinated debenture will be redeemed in the year 2032 and is redeemable after 2007 at par. At December 31, 2004, the rate paid on this subordinated debenture of $2.6 million based on a 3-month LIBOR plus 345 basis points was 6.00% and is adjusted in March, June, September and December.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Fair Value of Financial Instruments

SFAS 107, “Disclosure about Fair Value of Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. It is the Company’s intent and general practice to hold its financial instruments to maturity and not to engage in trading activities. Therefore, significant estimations were used by the Company for the purposes of this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodology used, the estimated fair values and the recorded book balances at December 31, 2004 and 2003 are outlined below.

For short-term investments, such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(in thousands)

Cash and Cash Equivalents	$25,157	$25,157	$31,751	$31,751

The fair values of fixed rate interest bearing time deposits were based on discounted cash flows using interest rates currently being offered on certificates of deposits with similar attributes and remaining maturities. For securities held in the Company’s investment portfolio, fair value was determined by reference to quoted market prices as of December 31. The valuation of debt securities has been obtained from leading industry sources identified for each security. Equity securities have been valued at the current market price as determined by NASDAQ. Federal Home Loan Bank stock is valued at par.

	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(in thousands)

Interest Bearing Time Deposits	$13,446	$13,531	$13,211	$13,142
Available for Sale Securities	48,543	48,543	42,855	42,855
Held to Maturity Securities	74,439	74,696	58,578	58,290

For long-term assets and liabilities, such as loans and deposits, the Company’s policy is to manage its interest rate exposure on deposits with earning assets with matching maturities. Fair values of loans were estimated using the present value of future cash flows expected to be received. Loan rates representing current market rates offered by the Company were used in determining the appropriate discount rate. Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar maturities. Deposits with no stated maturities have an estimated rate of fair value equal to the funds outflow as determined by historical trends. Fair value estimates of other borrowings were based on the remaining contractual cash flows discounted using rates currently offered for borrowings with similar maturities. Subordinated debentures have been valued by using the remaining contractual cash flows discounted with the current 3-month LIBOR rate.

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Fair Value of Financial Instruments — (Continued)

	2004		2003
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(in thousands)

Loans	$301,973	$302,671	$270,329	$271,543
Deposits	387,448	413,616	374,934	379,013
Other Borrowings	31,063	31,184	18,336	18,176
Subordinated Debentures	6,719	6,702	—	—
Guaranteed Preferred Beneficial Interest in the Corporation Subordinated Debentures	—	—	6,371	6,500

The fair values of commitments to extend credit are estimated based on the amount of unamortized deferred loan commitment fees. The fair values of letters of credit are based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

19. Bank Owned Life Insurance

An analysis of Bank Owned Life Insurance (BOLI) is as follows:

	2004	2003	2002

	(in thousands)
Beginning Balance January 1,	$4,187	$3,000	$—
Bank Owned Life Insurance Purchased During the Year	3,500	1,000	3,000
Earnings on Bank Owned Life Insurance Included in Other Income	224	187	—

Ending Balance December 31,	$7,911	$4,187	$3,000

20. Regulatory Matters

The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, set forth in the following tables, of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and its subsidiary Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Bank’s regulatory authority categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based; Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2004 and December 31, 2003, a net of $6.5 million of subordinated debentures were included in the calculation of the Company’s risk-based capital ratios. These securities may be considered

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Regulatory Matters — (Continued)

components of Tier 1 capital, but may not exceed 25% of all Tier 1 elements at anytime. Inclusion of these securities at December 31, 2004 and December 31, 2003 represented 19% and 21% of Tier 1 capital, respectively. In 2004, after the adoption of FIN 46 (R), the portion attributable to the deconsolidation of SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II in the amount of $202,000 has been excluded in the calculation of risk weighted assets. Please see “Variable Interest Entities” for further detail. The proceeds from the sale of subordinated debentures were invested by the Company into additional shares of stock of the Bank and consequently, are also incorporated in the Bank’s capital ratios.

The Company’s and its subsidiary Bank’s actual capital amounts and ratios are presented in the following tables:

SVB Financial Services, Inc. and Somerset Valley Bank

	Actual		To be Adequately Capitalized		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	($ in thousands)
SVB Financial Services, Inc.
As of December 31, 2004
Tier 1 Leverage	$34,536	7.48%	$18,461	4.00%	—	—
Tier 1 Capital to Risk Weighted Assets	$34,536	9.87%	$13,989	4.00%	—	—
Total Capital to Risk Weighted Assets	$37,539	10.73%	$27,978	8.00%	—	—

As of December 31, 2003
Tier 1 Leverage	$30,937	7.39%	$16,755	4.00%	—	—
Tier 1 Capital to Risk Weighted Assets	$30,937	10.06%	$12,297	4.00%	—	—
Total Capital to Risk Weighted Assets	$33,617	10.94%	$24,593	8.00%	—	—

Somerset Valley Bank
As of December 31, 2004
Tier 1 Leverage	$33,674	7.31%	$18,437	4.00%	$23,047	5.00%
Tier 1 Capital to Risk Weighted Assets	$33,674	9.63%	$13,981	4.00%	$20,971	6.00%
Total Capital to Risk Weighted Assets	$36,675	10.49%	$27,961	8.00%	$34,952	10.00%

As of December 31, 2003
Tier 1 Leverage	$30,331	7.25%	$16,740	4.00%	$20,925	5.00%
Tier 1 Capital to Risk Weighted Assets	$30,331	9.88%	$12,281	4.00%	$18,421	6.00%
Total Capital to Risk Weighted Assets	$33,011	10.75%	$24,562	8.00%	$30,702	10.00%

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Condensed Financial Information for SVB Financial Services, Inc. (Parent Company)

Balance Sheet	December 31, 2004	December 31, 2003

	(in thousands)
Assets
Cash and Due from Banks	$691	$258
Other Assets	410	220
Investment in Subsidiaries	34,999	31,783
Securities Available for Sale	8	164

Total Assets	$36,108	$32,425

Liabilities and Shareholders’ Equity
Liabilities
Other Liabilities	$43	$34
Subordinated Debentures	6,702	6,702

Total Liabilities	6,745	6,736

Shareholders’ Equity
Common Stock	8,486	8,041
Additional Paid-in Capital	17,837	14,786
Retained Earnings	3,183	2,955
Accumulated Other Comprehensive Loss	(143)	(93)

Total Shareholders’ Equity	29,363	25,689

Total Liabilities and Shareholders’ Equity	$36,108	$32,425

	Years Ended December 31,
Statement of Income	2004	2003	2002
	(in thousands)
Operating Income
Dividend Income from Bank Subsidiary	$420	$325	$—
Interest Income	4	4	10
Other Income	10	—	—
Gains/(Losses) on the Sale of Securities Available for Sale	63	(2)	—

Total Income	497	327	10

Operating Expense
Interest Expense	340	315	291
Other Expense	93	147	124

Total Expense	433	462	415

Gains/(Losses) Before Equity in Undistributed Income of Subsidiaries	64	(135)	(405)
Equity in Undistributed Income of Subsidiaries	3,477	3,019	2,860

Net Income	$3,541	$2,884	$2,455

Back to Contents

SVB FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Condensed Financial Information for SVB Financial Services, Inc. (Parent Company) — (Continued)

	Years Ended December 31,
Statements of Cash Flows	2004	2003	2002

	(in thousands)
Operating Activities
Net Income	$3,541	$2,884	$2,455
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities
Equity in Undistributed Income of Subsidiaries	(3,477)	(3,019)	(2,860)
(Gains)/Losses on the Sale of Securities Available for Sale	(63)	2	—
Decrease/(Increase) in Other Assets	7	11	(68)
Increase/(Decrease) in Other Liabilities	9	(4)	(2)

Net Cash Provided by/(Used) for Operating Activities	17	(126)	(475)

Investing Activities
Proceeds from Sales of Securities Available for Sale	233	8	—
Purchases of Securities Available for Sale	—	—	(3)
Payments for Investments and Advances in Subsidiaries	—	—	(3,378)

Net Cash Provided by/(Used) for Investing Activities	233	8	(3,381)

Financing Activities
Proceeds from the Issuance of Long Term Debt	—	—	2,578
Proceeds from the Exercise of Stock Options	188	119	950
Cash in Lieu of Fractional Shares from Stock Dividend	(5)	(4)	(6)

Net Cash Provided by Financing Activities	183	115	3,522

Increase/(Decrease) in Cash and Cash Equivalents, Net	433	(3)	(334)
Cash and Cash Equivalents, Beginning of Year	258	261	595

Cash and Cash Equivalents, End of Year	$691	$258	$261

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of SVB Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of SVB Financial Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related statements of income changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB Financial Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 19, 2005

Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
T 215.561.4200
F 215.561.1066
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name and Position with Company	Age	Business Experience for the Past Five Years	Director Since	Term Expires

Bernard Bernstein Director	68	President and CEO, Mid-State Lumber Corp., a wholesale lumber distributor	1996	2007

Robert P. Corcoran President, CEO, Vice Chairman of the Board and Director	64	President, CEO and Vice Chairman of the Board of the Company and the Bank	1996	2007

Willem Kooyker Director	62	Chairman and CEO of Blenheim Capital Management, LLC, an international fund management firm	1996	2005

Frank Orlando Director	71	Retired	1996	2005

Gilbert E. Pittenger Director	80	Retired	1996	2005

Frederick D. Quick Director	73	President of Hesco Electric Supply Co., Inc., a lighting and electrical supply firm	1996	2005

Donald Sciaretta Director	49	President of Claremont Construction Group, Inc.	1996	2005

John K. Kitchen Chairman of the Board and Director	61	President of Title Central Agency, a title insurance firm	1996	2006

Anthony J. Santye, Jr. Director – Financial Expert	54	Managing Partner of A. J. Santye and Co., an accounting and consulting firm	1996	2006

Herman C. Simonse Director	73	President of HCS Consultants, Inc. and President of West End One Corp.	1996	2006

Donald R. Tourville Director	68	Chairman and CEO of Zeus Scientific, Inc., a manufacturer of diagnostic test kits	1996	2006

Executive Officers
Keith B. McCarthy	47	Chief Operating Officer and Treasurer of the Company and the Bank

Arthur E. Brattlof	61	Executive Vice President and Senior Lending Officer of the Bank

Mr. Anthony J. Santye, Jr. is the Company’s Financial Expert, serves on the Audit Committee and is an Independent Director.

The Company has a standing Audit Committee consisting of Messrs. Bernstein, Orlando, Quick and Santye.

Back to Contents

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely on a review of Form 3 and Form 4 and amendments thereto for the year ended December 31, 2004 there were no directors or executive officers who failed to file on a timely basis reports required by Section 16 (a) of the Exchange Act.

Code of Ethics

The Company adopted a Code of Ethics covering its principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on the Company’s website at www.somersetvalleybank.com by clicking “Investor Relations” and “Governance Documents.”

ITEM 11. EXECUTIVE COMPENSATION.

The following table depicts cash compensation paid to the Company’s three executive officers for each of the last three fiscal years. Other compensation is also discussed and depicted in the other tables below:

Name and Position	Year	Annual Compensation Salary	Bonus	All Other Compensation

Robert P. Corcoran	2004	$235,000	$38,808	$28,434(1)
President, CEO and Vice Chairman	2003	210,000	35,637	20,370(1)
of the Company and the Bank	2002	185,640	41,566	21,923(1)

Keith B. McCarthy	2004	149,000	24,606	16,504(2)
Chief Operating Officer and	2003	143,500	24,352	16,062(2)
Treasurer of the Company	2002	131,040	29,341	15,297(2)
and the Bank

Arthur E. Brattlof	2004	143,600	25,097	14,649(3)
Executive Vice President and Senior	2003	138,100	23,435	13,102(3)
Lending Officer of the Bank	2002	125,685	28,142	13,310(3)

(1)
Includes matching contributions to the 401(k) Plan of $8,138 in 2004, $7,156 in 2003 and $6,592 in 2002. Director fees of $13,450 in 2004, $6,500 in 2003 and $7,800 in 2002. Term life insurance premiums paid by the Company of $6,846 in 2004, $6,714 in 2003, $7,531 in 2002.

(2)
Includes matching contributions to the 401(k) Plan of $6,705 in 2004, $6,913 in 2003 and $6,148 in 2002. Life insurance premiums paid by the Company of $1,349 in 2004, 2003 and 2002. Director fees of $8,450 in 2004, and $7,800 in 2003 and 2002.

(3)	Represents matching amounts contributed by the Bank to the 401(k) Plan and Director fees of $8,450 in 2004, $7,150 in 2003 and $7,800 in 2002.

The Company also maintains various medical, life and disability benefit plans covering all its full time employees. The Company also provides automobiles to the three executive officers mentioned in the previous table and one other officer of the Company. Such officers have some personal use of those vehicles such as commuting to and from the Company.

Back to Contents

There were 78,327 shares as adjusted for the 5% stock dividend, distributed under the 2000 Incentive Stock Option Plan as amended of which 31,500, as adjusted, were issued to the three executive officers listed in the table during 2004:

Options/Stock Appreciation on Rights (SARs) Grants in the Fiscal Year (1)

Name	Number Of Securities Underlying Options/SARs	Percent of Total Option/SARs to Employees in Fiscal	Exercise of Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
	Granted	Year	$ / Share	Date	5%	10%

Robert P. Corcoran	10,500	13%	$16.657	3/18/09	$48,227	$106,712
Keith B. McCarthy	10,500	13%	16.657	3/18/09	48,227	106,712
Arthur E. Brattlof	10,500	13%	16.657	3/18/09	48,227	106,712

(1)	All data is adjusted for the 5% stock dividends.

There were no options exercised granted under this plan by the three executive officers in 2004. The following table depicts information with respect to outstanding stock options for the three executive officers listed in the previous table:

Aggregated Option/SAR Exercises in Last Fiscal Year
and December 31, 2004 Option/SAR Values(1)

Name	Number of Shares Acquired on Exercise in 2004	Value Realized	Number of Unexercised Securities Underlying Options/SARs at December 31, 2004 Exercisable	Value of Unexercised In-the-money Options/SARs at December 31, 2004 Exercisable

Robert P. Corcoran	—	—	50,767	$446,528
Keith B. McCarthy	—	—	47,460	426,133
Arthur E. Brattlof	—	—	47,460	426,133

(1)	All data is adjusted for the 5% stock dividends.

Under the terms of the definitive agreement of merger with Fulton Financial Corporation (see Part I Item I) on the Effective Date of the merger, each option (Somerset Option) to purchase shares of the Company’s Common Stock that (i) is outstanding at the Effective Date, (ii) has been granted pursuant to Somerset’s 1997 Restated Incentive Stock Option Plan, 2000 Incentive Stock Option Plan, as amended, 2000 Directors Stock Option Plan and 2003 Directors Stock Option Plan (collectively the “Somerset Stock Option Plans”); and (iii) would otherwise survive the Effective Date in the absence of the transactions contemplated by the merger agreement, shall, at the option of the holder of a Somerset Option exercised on or before the Election Deadline, either (A) be entitled to cash in the amount of the number of shares of Somerset stock covered by such Somerset Option multiplied by excess, if any, of $21.00 over the exercise price per share of such Somerset Option of (B) be assumed by Fulton through the grant of an option to acquire shares of Fulton Common Stock on the terms set forth below (each Somerset Option, as assumed, a “Fulton Stock Option”). In the absence of the election by the holder of a Somerset Option and subject to the next sentence, a Somerset Option held by such holder shall be converted to Fulton Stock Options; provided, however, that a minimum of twenty percent (20%) of the Somerset Shares covered by Somerset Options shall be converted into cash. In the event that holders of less than such percentage elect conversion into cash, Fulton and Somerset shall agree upon a proration procedure that achieves such a minimum percentage.

Back to Contents

A Fulton Stock Option shall be a stock option to acquire shares of Fulton Common Stock with the following terms: (i) the number of shares of Fulton Common Stock which may be acquired pursuant to such Fulton Stock Option shall be equal to the product of the number of shares of Somerset Common Stock covered by the Somerset Option multiplied by the Conversion Ratio, provided that any fractional share of Fulton Common Stock resulting from such multiplication shall be rounded to the nearest whole share; (ii) the exercise price per share of Fulton Common Stock shall be equal to the exercise price per share of Somerset Common Stock of such Somerset Option, divided by the Conversion Ratio, provided that such exercise price shall be rounded to the nearest whole cent; (iii)the duration and other terms of such Fulton Stock Option shall be identical to the duration and other terms of such Somerset Option (except to the extent that vesting thereof is to be accelerated under the terms of the Somerset Stock Option Plans or the Somerset Options) except that all references to Somerset shall be deemed to be references to Fulton and its affiliates where the context so requires and shall remain exercisable until the stated expiration date of the corresponding Somerset Option; (iv) Fulton shall assume such Somerset stock option, whether vested or not vested, as contemplated by Section 424(a) of the Internal Revenue Code of 1986 as amended (the “Code”); and (v) to the extent Somerset Options qualify as incentive stock options under Section 422 of the Code, the Fulton Stock Options exchanged therefore shall also so qualify. In connection with the foregoing, (i) the foregoing is intended to effect an assumption of a Somerset Option by Fulton under Section 424(a) of the Code and (ii) neither a Fulton Option nor the assumption of a Somerset Option shall give the holder of a Somerset Option additional benefits which he did not have under such Somerset Option within the meaning of Section 424(a)(1) of the Code. Subject to the Fulton Stock Options and the foregoing, the Somerset Stock Option Plans and all options or other rights to acquire Somerset Common Stock issued thereunder shall terminate at the Effective Date. Fulton shall not issue or pay for any fractional shares otherwise issuable upon exercise of a Fulton Stock Option.

401(k) Plan

The Company maintains a 401(k) Plan covering substantially all employees. Under the terms of the Plan, the Company will match 67% of an employee’s contribution, up to 6% of the employee’s salary. Employees become fully vested in the Company’s contribution after five years of service. The Company contributed $121,000 to the Plan in 2004.

Supplemental Executive Retirement Plan

During 1999, the Company established a Supplemental Retirement Plan. The Plan covers the three officers listed in the preceding table. Mr. Corcoran is covered under a defined benefit plan, which provides a benefit of $70,000 per year upon his retirement at age 65 for a period of ten years. Mr. Brattlof and Mr. McCarthy are covered under a defined contribution plan, the object of which is to provide for an income of $50,000 per year each upon their retirement at age 65 for a period of ten years. The Company expensed $137,000 for these plans in 2004.

Director Compensation

During 2004, directors of the Bank received compensation for service on the Board of Directors of $650 per Board of Directors meeting attended and $200 for each committee meeting. The Chairman of each committee receives $250 compensation for attendance of committee meetings. Mr. John K. Kitchen, as Chairman of the Board, received compensation of $40,000 in addition to his other per meeting fees. During 2004, Mr. Anthony Santye, Jr. received $1,300 per Board of Directors meeting attended as the Company’s financial expert. In addition, directors received a semi-annual fee of $2,500 if they attend at least 75% of the Board meetings.

Directors were paid $650 for each Company Board meeting that did not have a meeting of the Bank Board on the same date. Directors are paid $200 for each committee meeting attended and the Chairman of each committee receives $250 compensation for attendance of committee meetings.

Back to Contents

2000 Directors Stock Option Plan

On April 27, 2000, the shareholders of the Company approved the 2000 Directors Stock Option Plan. The Plan is intended to promote the Company’s interest by establishing a mechanism to reward directors based on future increases in the value of the Company’s stock. This will help retain the services of persons who are now directors and provide incentives for them to exert maximum efforts for the success of the Company and its affiliates.

Each non-employee member of the Company’s Board of Directors with the exception of Mr. Kooyker, was granted an option to purchase 5,889 shares, as adjusted for the stock dividend, of the Common Stock of the Company at $7.05 per share, which was the fair market value of the Common Stock as of that date. Mr. Kooyker was granted an option to purchase 5,889 shares at a price of $14.78 on January 27, 2003.

2003 Directors Stock Option Plan

On April 24, 2003, the shareholders of the Company approved the 2003 Directors Stock Option Plan. The Plan is intended to promote the Company’s interest by establishing a mechanism to reward directors based on future increases in the value of the Company’s stock. This will help retain the services of persons who are now directors and provide incentives for them to exert maximum efforts for the success of the Company and its affiliates.

Each non-employee member of the Company’s Board of Directors was granted an option to purchase 8,268 shares, as adjusted for the stock dividend, of the Common Stock of the Company at $15.42 per share, which was the fair market value of the Common Stock as of that date.

On March 18, 2004, each non-employee member of the Company’s Board of Directors was granted an option to purchase 4,457 shares, as adjusted for the stock dividend, of the Common Stock of the Company at $16.66 which was the fair market value of the Common Stock as of that date.

Compensation Committee Interlocks and Participation in Compensation Decisions

During 2004, the Compensation Committee was composed of Messrs. Kooyker, Orlando, Quick, and Tourville. All are independent directors as defined in the NASDAQ listing standards. The Committee is responsible for reviewing and evaluating the CEO’s performance and setting the CEO’s compensation. The Company maintains a five-year strategic plan containing quantitative a well as qualitative goals covering that time horizon. In addition, as part of the strategic planning process, an annual budget is established depicting management’s goals for growth in deposits and loans as well as net income and other financial measurements. The Company’s success or lack thereof in attaining both its long-term and annual budget objectives is considered by the Committee in setting the CEO’s compensation.

In addition, the Committee utilizes a publication called “SNL Executive Compensation Review for Banks and Thrifts” published by SNL Financial of Charlottesville, Virginia. SNL Financial is a research and publishing firm devoted to the financial services industry. This publication is used to determine industry standards for the compensation of the CEO in conjunction with the information mentioned above.

The CEO is responsible for reviewing the performance of the other two named executive officers and along with industry standards can recommend or consult with the Compensation Committee regarding the compensation of the other two executive officers. The Committee makes the final determination of the compensation for these officers.

Back to Contents

Stock Performance Graph

250.00
200.00
150.00
100.00
50.00
0.00
Index
1999
2000
2001
2002
2003
2004
Year ended December 31,
SVB
NASDAQ
SNL Bank Index

Bonus Program

Cash bonuses are paid to the executive officers on a specific formula that is based on achieving goals in each of the four following areas:

1.      Deposit growth

2.      Loan growth

3.      Net income

4.      Loan quality as measured by net charge-offs

Each component is given a weight towards the total bonus. The weighting is determined by the Compensation Committee at the beginning of each fiscal year. At least 80% of the goal for a component must be achieved for the executive officers to receive any bonus for that component. The executive officers can receive between 80% to 130% of the base amount award for each component depending upon how actual results compare with the goals.

Back to Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name, Address and Position with Company	Shares Beneficially Owned		Percentage of Total Outstanding

Bernard Bernstein	207,174	(1)(2)(3)(4)	4.62%
Director
200 Industrial Parkway Branchburg, NJ 08876

Robert P. Corcoran	80,446	(5)	1.79%
President, CEO, Vice Chairman of the Board and Director
12 Harvest Court Flemington, NJ 08822

John K. Kitchen	90,895	(1)(2)(3)(6)	2.03%
Chairman of the Board and Director
P.O. Box 421 Somerville, NJ 08876

Willem Kooyker	375,387	(2)(3)(7)	8.38%
Director
2 Worlds Fair Drive Somerset, NJ 08875

Frank Orlando	190,367	(2)(3)(8)	4.25%
Director
786 Princeton Avenue Brick, NJ 08724

Gilbert E. Pittenger	45,569	(2)(3)(9)(14)	1.02%
Director
27 Owl Lane New Ringgold, PA 17960

Frederick D. Quick	270,369	(2)(3)(10)	6.03%
Director
924 River Road Hillsborough, NJ 08844

Donald Sciaretta	123,553	(2)(3)(11)	2.76%
Director
P.O. Box 808 Far Hills, NJ 07931

Anthony J. Santye, Jr.	90,597	(1)(2)(3)(12)	2.02%
Director – Financial Expert
36 East Main Street Somerville, NJ 08876

Herman C. Simonse	76,237	(2)(3)	1.70%
Director
93 Douglass Avenue Bernardsville, NJ 07924

Donald R. Tourville	224,750	(1)(2)(3)	5.01%
Director
P.O. Box 38 Raritan, NJ 08869

Keith B. McCarthy	78,074	(13)	1.74%
501 Red School Lane Phillipsburg, NJ 08865

Arthur E. Brattlof	80,551	(13)	1.80%
9 Steeple Chase Court Bedminster, NJ 07921
Total Directors and Executive Officers as a Group	1,933,969		43.15%

Back to Contents

The denominator in determining the percentage of Total Outstanding Shares was 4,482,271, which includes outstanding stock options for 328,495 shares and 4,103,776 shares issued and outstanding.

(1)	Includes options to purchase 5,889 shares at $7.05, which expire April 27, 2005.
(2)	Includes options to purchase 8,268 shares at $15.42, which expire April 24, 2008.
(3)	Includes options to purchase 4,457 shares at $16.66, which expire March 18, 2009.
(4)	Includes 1,157 shares registered to the name of his wife over which he has no voting authority.
(5)
Includes 12,154 shares at $7.30, which expire December 13, 2005; 11,576 shares at $8.64, which expire November 29, 2006, 16,537 shares at $14.52 per share which expire May 29, 2008 and 10,500 shares at $16.66 which expire March 18, 2009.

(6)	Includes 502 shares he owns jointly with his adult son over which he shares voting.
(7)
Includes options to purchase 5,889 shares at $14.78 per share which expire January 27, 2008; 128,646 shares in annuity trusts for his children in which his wife is the trustee and 217,675 shares in annuity trusts in his name in which his wife is the trustee.

(8)	Includes 86,837 held in Eight Mountain Trail Profit Sharing Plan over which he has voting control and 15,887 shares registered in the name of his wife.
(9)	Includes 1,155 shares owned jointly with his daughter.
(10)	Includes 40,201 shares owned by Quick Family Investments.
(11)	Includes 5,677 shares held by Far Hills Capital LLC in which he is an owner.
(12)	Includes 25,597 shares held by A.J. Santye Profit Sharing Plan over which he shares voting control and 6,428 shares registered in the name of his wife.
(13)
Includes 12,154 options to purchase shares at $7.30 per share, which expire December 13, 2005; 11,576 shares at $8.64 per share, which expire November 29, 2006; 13,230 shares at $14.52 per share, which expire May 29, 2008; and 10,500 shares at $16.58 per share, which expire March 18, 2009.

(14)	Does not include 50,737 shares held by the Gilbert E. Pittenger Family trust in which Mr. Pittenger disclaims any beneficial interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

It is currently the policy of the Company and Bank not to extend credit or make loans to any of its directors.

The Bank leases its Warren Office from Claremont Mountain Boulevard LLC of which Director Donald Sciaretta is an owner. Payments under this lease totaled $101,000 in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company’s principal accountant is Grant Thornton LLP (“Grant Thornton”). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003

Audit Fees
Audit Related Fees
Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	$94,047	$72,435
Tax Fees	$18,038	$12,825
All Other Fees
Professional services rendered for corporate support	—	—

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Financial Statement Schedules

The following documents are filed as part of this report:

1.   Financial Statements of SVB Financial Services, Inc.:

      Consolidated Balance Sheets - December 31, 2004 and 2003

      Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

      Report of Independent Certified Public Accountants

2.   All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3.      Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 11, 2005 between Fulton Financial Corporation and SVB Financial Services, Inc. (9)
3(i)	Certificate of Incorporation (1)
3(ii)	By-Laws(1)
4.1	Specimen Stock Certificate (1)
4.2	Pages 3, 4, 5, 6, 7, 8, 9, 10 and 11 from the Certificate of Incorporation of SVB Financial Services, Inc.(1)
4.3	Pages 1, 2, 3, 9, 10, 11, 14 and 15 from the By-Laws of SVB Financial Services, Inc. (1)
10.1	Employment Agreements (1)
10.2	SVB Financial Services, Inc. Nonstatutory Stock Option Plan (2)
10.3	SVB Financial Services, Inc. Restated Incentive Stock Option Plan (3)
10.4	Somerset Valley Bank Deferred Compensation Plan
10.5	SVB Financial Services, Inc. 2000 Incentive Stock Option Plan (4) (8)
10.6	SVB Financial Services, Inc. 2000 Directors Stock Option Plan (5)
10.7	SVB Financial Services, Inc. 2001 Advisory Board Stock Grant Plan (6)
10.8	SVB Financial Services, Inc. 2003 Directors Stock Option Plan (7)
10.9	Employment Agreement between Somerset Valley Bank, Fulton Financial Corporation and Robert Corcoran dated January 11, 2005 (9)
10.10	Employment Agreement between Somerset Valley Bank, Fulton Financial Corporation, and Arthur Brattlof dated January 11, 2005 (9)
23	Consent of Independent Certified Public Accountants
99.1	Warrant Agreement dated January 12, 2005 between Fulton Financial Corporation and SVB Financial Services, Inc. (9)
99.2	Warrant dated January 12, 2005 (9)

(1)	Incorporated by reference to the Company’s Registration Statement on SB-2. Registration Number 333-12305.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-66131.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-66165.

Back to Contents

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-40778.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-40754.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-76948.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-113106.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8. Registration Number 333-113105.
(9)	Incorporated by reference to Form 8-K/A dated January 18, 2005 amending report of January 12, 2005.

(b) Reports on Form 8-K

The following were filed on Form 8-k:

On October 21, 2004 under Item 2.02 “Results of Operations and Financial Condition” along with a copy of the press release announcing quarter and year to date earnings.

On November 1, 2004, under Item 8.01, declaring a 5% stock dividend, holders of record as of November 15, 2004 and payable December 1, 2004.

Back to Contents

SVB FINANCIAL SERVICES, INC.
Index to Exhibits

Exhibit Number	Description

23	Consent of Independent Certified Public Accountants

31	Certifications

32	906 Certification

Back to Contents

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

SVB FINANCIAL SERVICES, INC.
(Registrant)

/s/ Keith B. McCarthy
Keith B. McCarthy
Chief Financial Officer
Chief Accounting Officer

Dated: March 29, 2005

Back to Contents

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John K. Kitchen John K. Kitchen	Director and Chairman of the Board	March 29, 2005

/s/ Robert P. Corcoran Robert P. Corcoran	President, C.E.O., Director and Vice Chairman of the Board	March 29, 2005

/s/ Keith B. McCarthy Keith B. McCarthy	Chief Operating Officer and Treasurer	March 29, 2005

/s/ Bernard Bernstein Bernard Bernstein	Director	March 29, 2005

/s/ Willem Kooyker Willem Kooyker	Director	March 29, 2005

/s/ Frank Orlando Frank Orlando	Director	March 29, 2005

/s/ Gilbert E. Pittenger Gilbert E. Pittenger	Director	March 29, 2005

/s/ Frederick D. Quick Frederick D. Quick	Director	March 29, 2005

/s/ Anthony J. Santye, Jr. Anthony J. Santye, Jr.	Director – Financial Expert	March 29, 2005

/s/ Donald Sciaretta Donald Sciaretta	Director	March 29, 2005

/s/ Herman C. Simonse Herman C. Simonse	Director	March 29, 2005

Donald R. Tourville	Director	March , 2005