Form 10-Q
period 2005-03-31
SVB FINANCIAL SERVICES INC
filed 2005-05-13
CIK 1011698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

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

                           (X) Yes  ( ) No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           ( ) Yes  (X) No

As of May 12, 2005 there were 4,129,014 shares of common stock, $2.09 par value outstanding.

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

SIGNATURES

CERTIFICATIONS

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                                     March 31,    December 31,
                                                        2005          2004
                                                     --------------------------
(in thousands)                                       (Unaudited)
ASSETS
Cash & Due from Banks                                $  19,625    $      21,242
Federal Funds Sold                                       4,467            3,761
Other Short Term Investments                               228              154
                                                     --------------------------
Total Cash and Cash Equivalents                         24,320           25,157
                                                     --------------------------

Interest Bearing Time Deposits                          11,541           13,531

Securities
   Available for Sale, at Fair Value                    47,203           48,543
   Held to Maturity  (Fair Value $74,868 in 2005        75,728           74,696
       and $74,439 in 2004)
                                                     --------------------------
Total Securities                                       122,931          123,239
                                                     --------------------------

Loans                                                  298,758          302,671
   Allowance for Loan Losses                            (3,073)          (3,001)
   Unearned Income                                        (350)            (342)
                                                     --------------------------
Net Loans                                              295,335          299,328
                                                     --------------------------

Premises & Equipment, Net                                8,982            8,451
Bank Owned Life Insurance                                7,979            7,911
Other Assets                                             5,657            5,341
                                                     --------------------------
Total Assets                                         $ 476,745    $     482,958
                                                     ==========================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
     Demand
         Non-interest Bearing                        $  63,394    $      66,906
         NOW                                            82,409           86,709
      Savings                                           42,387           44,804
      Money Market                                      73,313           66,499
      Time
         Greater than $100,000                          32,997           33,487
         Less than $100,000                            120,602          115,211
                                                     --------------------------
Total Deposits                                         415,102          413,616
                                                     --------------------------

Other Borrowings                                        22,123           31,184
Obligation Under Capital Lease                             381              384
Subordinated Debentures                                  6,702            6,702
                                                     --------------------------
Total Borrowings                                        29,206           38,270
                                                     --------------------------
Other Liabilities                                        1,967            1,709
                                                     --------------------------
Total Liabilities                                      446,275          453,595
                                                     --------------------------
SHAREHOLDERS' EQUITY
Common Stock $2.09 Par Value: 10,000,000                 8,589            8,486
   Shares Authorized; 4,109,665 Shares in 2005 and
   4,060,445 Shares in 2004 Issued and Outstanding
Additional Paid-in Capital                              18,265           17,837
Retained Earnings                                        3,960            3,183
Accumulated Other Comprehensive Loss                      (344)            (143)
                                                     --------------------------
Total Shareholders' Equity                              30,470           29,363
                                                     --------------------------
Total Liabilities and Shareholders' Equity           $ 476,745    $     482,958
                                                     ==========================

SVB FINANCIAL SERVICES, INC
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31                             2005         2004
                                                             -----------------------
                                                             (Unaudited)   (Unaudited)
(in thousands except per share data)
INTEREST INCOME
Loans                                                          $  4,693     $  4,291
Securities Available for Sale                                       383          324
Securities Held to Maturity                                         622          465
Other Short Term Investments                                          1           --
Interest Bearing Time Deposits                                       90           89
Federal Funds Sold                                                   32           17
                                                               ---------------------
Total Interest Income                                             5,821        5,186
                                                               ---------------------
INTEREST EXPENSE
Deposits                                                          1,591        1,189
Other Borrowings                                                    190          141
Obligation Under Capital Lease                                        5            5
Subordinated Debentures                                             102           79
                                                               ---------------------
Total Interest Expense                                            1,888        1,414
                                                               ---------------------
Net Interest Income                                               3,933        3,772
PROVISION FOR LOAN LOSSES                                            70          125
                                                               ---------------------
Net Interest Income after Provision for Loan Losses               3,863        3,647
                                                               ---------------------
OTHER INCOME
Service Charges on Deposit Accounts                                 164          183
Gains on the Sale of Securities Available for Sale                    5           31
Gains on the Sale of Loans                                           76           99
Bank Owned Life Insurance                                            68           40
Other Income                                                        130          224
                                                               ---------------------
Total Other Income                                                  443          577
                                                               ---------------------
OTHER EXPENSE
Salaries and Employee Benefits                                    1,664        1,573
Occupancy Expense                                                   447          427
Equipment Expense                                                   163          160
Other Expenses                                                      894          826
                                                               ---------------------
Total Other Expense                                               3,168        2,986
                                                               ---------------------
Income Before Provision for Income Taxes                          1,138        1,238
Provision for Income Taxes                                          361          408
                                                               ---------------------
Net Income                                                     $    777     $    830
                                                               =====================

EARNINGS PER SHARE - Basic (1) (2)                             $   0.19     $   0.21
                                                               =====================
EARNINGS PER SHARE - Diluted (1) (2)                           $   0.19     $   0.20
                                                               =====================

(1)   Amounts have been restated for stock dividends.

(2)   Average shares outstanding were:

                                                     Restated
                                       2005             2004
                                    ---------        ---------
                  Basic             4,078,275        4,045,473
                  Diluted           4,206,776        4,134,545

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period Ended March 31, 2005
(Unaudited)

                                                                                      ACCUMULATED
                                                        ADDITIONAL                      OTHER                           TOTAL
                                            COMMON        PAID-IN       RETAINED     COMPREHENSIVE  COMPREHENSIVE    SHAREHOLDERS'
(in thousands)                              STOCK         CAPITAL       EARNINGS         LOSS          INCOME           EQUITY
                                           ---------------------------------------------------------------------------------------
Balance, January 1, 2005                   $ 8,486        $17,837        $ 3,183        $  (143)                       $ 29,363
Exercise of Stock Options                      103            428                                                           531
Net Income                                                                   777                        $   777             777
Accumulated Other Comprehensive
     Income Net of Reclassification
     Adjustment and Taxes                                                                  (201)           (201)           (201)
                                                                                                        -------
Total Comprehensive Income                                                                              $   576
                                           ------------------------------------------------------------------------------------
Balance, March 31, 2005                    $ 8,589        $18,265        $ 3,960        $  (344)                       $ 30,470
                                           ====================================================================================

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
For the Three Months Ended March 31,


                                                         2005          2004
                                                     --------------------------
                                                     (Unaudited)    (Unaudited)

(in thousands)
Net Income                                              $ 777         $ 830
Other Comprehensive Income, Net of Tax
   Unrealized (Losses)/Gains Arising in  the
     Period, Net of Reclassification Adjustments         (201)          156
                                                        -------------------
Comprehensive Income                                    $ 576         $ 986
                                                        ===================

SVB FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,                                 2005           2004
                                                                 -----------     ----------
                                                                 (Unaudited)     (Unaudited)
(in thousands)
OPERATING ACTIVITIES
Net Income                                                         $    777       $    830
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
Provision for Loan Losses                                                70            125
Depreciation                                                            192            183
Amortization of Securities Premium                                      158            136
Gains on the Sale of Securities Available for Sale                       (5)           (31)
Gains on the Sale of Loans                                              (76)           (99)
(Increase)/Decrease  in Other Assets                                   (212)            84
Increase in Other Liabilities                                           258            273
Increase in Cash Surrender Value of Bank Owned Life Insurance           (68)           (40)
Increase in Unearned Income                                               8              3
                                                                   -----------------------
Net Cash Provided By Operating Activities                             1,102          1,464
                                                                   -----------------------
INVESTING ACTIVITIES
Decrease/(Increase) in Interest Bearing Time Deposits                 1,990           (195)
Proceeds from the Sale of Securities Available for Sale                   8          1,031
Proceeds from Maturities of Securities
   Available for Sale                                                 2,686          6,285
   Held to Maturity                                                   2,446         12,583
Purchases of Securities
   Available for Sale                                                (1,729)        (2,250)
   Held to Maturity                                                  (3,561)       (16,355)
Decrease/(Increase) in Loans, Net                                     3,991         (7,601)
Capital Expenditures                                                   (723)          (814)
                                                                   -----------------------
Net Cash Used for Investing Activities                                5,108         (7,316)
                                                                   -----------------------
FINANCING ACTIVITIES
Net (Decrease)/Increase in Demand Deposits                           (7,812)           625
Net Decrease in Savings Deposits                                     (2,417)          (407)
Net Increase in Money Market Deposits                                 6,814          8,223
Net Increase/(Decrease) in Time Deposits                              4,901         (2,996)
Decrease in Fed Funds Purchased                                      (6,450)            --
Proceeds of Other Borrowings
   One Year or Less                                                   3,000          3,000
   Over One Year                                                        500          2,500
Repayment of Other Borrowings
   One Year or Less                                                  (5,600)        (3,000)
   Over One Year                                                       (511)          (509)
Decrease in Obligation Under Capital Lease                               (3)            (3)
Proceeds from the Exercise of Stock Options                             531            107
                                                                   -----------------------
Net Cash Provided (Used For) by Financing Activities                 (7,047)         7,540
                                                                   -----------------------
(Decrease)/Increase in Cash and Cash Equivalents                       (837)         1,688
Cash and Cash Equivalents, Beginning of Year                         25,157         31,751
                                                                   -----------------------
Cash and Cash Equivalents, End of Period                           $ 24,320       $ 33,439
                                                                   =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest                           $  1,862       $  1,406
                                                                   =======================
Cash Paid During the Period for Federal Income Taxes               $     --       $    300
                                                                   =======================

                          SVB FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2005 (UNAUDITED)

1.    General

      SVB Financial Services, Inc. (the "Company") is a bank holding company and the parent holding company for Somerset Valley Bank ("the Bank") a full service commercial bank. SVB Bald Eagle Statutory Trust I and SVB Bald Eagle Statutory Trust II, subsidiaries of the Company, were created to issue trust preferred securities to assist the Company to raise additional regulatory capital. The Bank has one subsidiary, Somerset Valley Investment Company, Inc. Somerset Valley Investment Company, Inc. is the parent company of West End One Corp., a company incorporated in the State of Delaware, which manages an investment portfolio for the benefit of Somerset Valley Investment Company, Inc.

      The consolidated financial statements included herein have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The consolidated financial statements include the accounts of Somerset Valley Bank. All significant inter-company accounts and transactions have been eliminated.

2.    Merger with Fulton Financial Corporation

      On January 11, 2005, the Company signed a definitive agreement to merge with Fulton Financial Corporation ("FFC") based in Lancaster, Pennsylvania, with $11.4 billion in assets.

      FFC will acquire all issued and outstanding shares of common stock of the Company. According to the merger agreement, each share of the Company's common stock outstanding at the time of the merger will be exchanged for a combination of FFC common stock and cash based on a "cash election merger" structure.

      Each Company shareholder will have the ability to elect to receive 100% of the merger consideration in FFC stock, 100% in cash, or a combination of FFC stock and cash. Their elections will be subject to prorating to achieve a result where, at a minimum, 20% and, at a maximum, 40% of the Company's outstanding shares will be exchanged for cash consideration. Those shares of the Company's stock that will be converted into FFC stock would be exchanged based on a fixed exchange ratio of 1.1899 shares of FFC stock as adjusted for the 5 for 4 stock split declared by FFC on April 13, 2005, payable on June 8, 2005 to shareholders of record on May 17, 2005, for each share of the Company's stock. Those shares of the Company's stock that will be converted into cash will be converted into a per share amount of cash based on a fixed price of $21.00 per share of the Company's stock.

      Based on the $17.74 per share closing price of FFC stock, as adjusted for the stock split, on January 11, 2005 and the minimum cash consideration, the transaction is valued at approximately $89.0 million.

      Pursuant to a Warrant Agreement dated as of January 12, 2005, between the Company, as issuer and FFC, as grantee (the "Warrant Agreement"), the Company has granted FFC an option to purchase the shares of the Company's Common Stock under certain circumstances (the "Warrant"). Specifically, the Warrant grants FFC the right to purchase up to 1,008,775 shares of the Company's Common Stock (the "Warrant Shares") (which represent 19.9% of the number of shares outstanding on January 12, 2005, giving effect to the issuance of the shares pursuant to an exercise of the Warrant), subject to certain adjustments, at a price, subject to certain adjustments, of $22.00 per share. The Warrant was granted by the Company in connection with an Agreement and Plan of Merger, dated as of January 11, 2005, between FFC and the Company (the "Merger Agreement").

3.    Loans

      At March 31, 2005 and December 31, 2004 the composition of outstanding loans is summarized as follows:

                                         March 31,      December 31,
                                            2005            2004
                                         ---------      ------------
          (in thousands)
          Secured by Real Estate:
             Residential Mortgage        $  74,378      $    75,502
             Commercial Mortgage           161,286          153,609
             Construction                   34,488           38,262
          Commercial and Industrial         22,673           25,690
          Loans to Individuals               5,876            8,876
          Other Loans                           57              732
                                         ---------      -----------
                                         $ 298,758      $   302,671
                                         =========      ===========

      There were $175,000 in restructured loans at March 31, 2005. There were $143,000 in restructured loans at December 31, 2004. There was $1,000 in loans past due 90 days or more and still accruing at March 31, 2005. There were no loans past due 90 days or more and still accruing at December 31, 2004. Loans in non-accrual status totaled $1,468,000 at March 31, 2005 and $1,484,000 at December 31, 2004. Interest income that would have been earned for the three months ended March 31, 2005 and March 31, 2004 totaled approximately $26,000 and $20,000, respectively.

      Loans considered to be impaired totaled $1,575,000 at March 31, 2005, a valuation reserve of $112,000 is attributed to these loans and is included in the allowance for loan losses.

4.    Allowance for Loan Losses

      The allowance for loan losses is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reflected in operations in the period in which they become known. An analysis of the allowance for loan losses is as follows:

                                         Three Months
                                             Ended            Year Ended
                                           March 31,         December 31,
    (in thousands)                           2005                2004
                                         -------------       -------------
    Balance January 1,                   $       3,001       $       2,680
    Provision Charged to Operations                 70                 444
    Charge Offs                                     (2)               (132)
    Recoveries                                       4                   9
                                         -------------       -------------
    Balance End of Period                $       3,073       $       3,001
                                         =============       =============

5.    Commitments and Contingencies

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

      The Company had outstanding commitments to extend credit of $79.5 million and $69.7 million at March 31, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. There is no material difference between the notional amount and estimated fair value of off-balance sheet unfunded loan commitments as of March 31, 2005.

      The Company issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN 45. Financial and performance standby letters of credit are conditional commitments issued by the Company to assure the financial and performance obligations of a customer to a third party. At March 31, 2005, the Company was contingently liable on financial letters of credit totaling $5,790,000, of which $214,000 were originated during the quarter. The Company's commitments under standby letters of credit expire at various dates through April 12, 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Company generally holds collateral and/or obtains personal guarantees supporting these commitments. The extent of collateral held for these commitments at March 31, 2005 varied from 0% to 100%, and averaged 24%.

6.    New Accounting Pronouncements

      Other Than Temporary Impairment
      -------------------------------

      The Company adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1" (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue 03-1" (EITF 03-1-1). FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003. Temporarily impaired securities as of March 31, 2005 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                            LESS THAN 12               12 MONTHS OR
                                                               MONTHS                     LONGER                      TOTAL
                                       --------------------------------------------------------------------------------------------
                                         Number
Description of Securities                  of               Fair   Unrealized         Fair    Unrealized          Fair   Unrealized
($ in thousands)                       Securities          Value       Losses        Value        Losses         Value       Losses
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities                    1            $   998       $  (2)      $    --        $  --       $    999     $    (2)

U.S. Government Agency Securities          67             36,803        (365)       17,144         (364)        53,947        (729)

Mortgage-Backed Securities                 88             22,432        (269)       15,329         (388)        37,761        (657)

Other Securities                            9              3,733         (29)        1,860          (35)         5,593         (64)

Municipal Securities                       30              5,667         (48)           --           --          5,667         (48)
-----------------------------------------------------------------------------------------------------------------------------------

Total Temporarily Impaired Securities     195            $69,633       $(713)      $34,333        $(787)      $103,966     $(1,500)
-----------------------------------------------------------------------------------------------------------------------------------

      Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are other than temporarily impaired as of March 31, 2005. The Company invests in U.S. Treasury, U. S. Government Agency and U.S. Government Sponsored Agency securities, all of which have AAA credit ratings by Standard and Poor's. With regard to Other Securities and Municipal Securities, there were no securities rated less than A+ by Standard and Poor's. Management believes that the unrealized losses shown in the table are related to the interest rates and sector spreads and the collection of all principal and interest is a reasonable certainty.

      Stock Options
      -------------

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued a Statement No. 123(R), Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 25, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under FASB Statement No. 123(R), all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating this statement and its effects on the Company's results of operations.

      On March 29, 2005, the SEC released Staff Accounting Bulletin 107, Share Based Payments (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of Statement No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is evaluating the impact that the implementation of SAB 107 and Statement 123(R) will have on future option grants.

      Loan and Investments
      --------------------

      In December 2003, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The implementation of SOP 03-3 on January 1, 2005 did not have a material impact on financial condition, results of operations, or liquidity of the Company.

7.    Stock-Based Compensation

      For the three months ended March 31, 2005, there were no stock options granted. For the three months ended March 31, 2004, there were 122,897 stock options granted. The fair value of each option granted during this period was $3.06, as adjusted, and was estimated on the date of grant using the Black Scholes pricing model with the following assumptions: no dividend yield, expected volatility 13.00%, a risk-free interest rate of 2.73% and an expected life of 5.00 years.

      Had compensation costs for the first three months been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share, basic and diluted, would have been as reduced to the proforma amounts indicated below for the three month period ended March 31, 2005:

                                            For the Three Months
                                               Ended March 31
----------------------------------------------------------------

(in thousands except per share data)          2005          2004
----------------------------------------------------------------
Net Income as Reported                       $ 777         $ 830
Less: Stock-Based Compensation Costs            --          (248)
                                             -------------------
Proforma Net Income                          $ 777         $ 582
Earnings Per Share Basic
     As Reported                             $0.19         $0.21
     Proforma                                $0.19         $0.14
Earnings Per Share Diluted
     As Reported                             $0.19         $0.20
     Proforma                                $0.19         $0.14

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      The Company's business is dynamic and complex. Consequently, management must exercise judgment in choosing and applying accounting policies and methodologies. These choices are important; not only are they necessary to comply with accounting principles generally accepted in the United States, they also reflect the exercise of management's judgment in determining the most appropriate manner in which to record and report the Company's overall financial performance. All accounting policies are important, and all policies contained in Note 3 ("Significant Accounting Policies"), which begins on page 33 of the Annual Report on Form 10-K for 2004, should be reviewed for greater understanding of how the Company's financial performance is recorded and reported.

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

Overview
--------

      Other than the merger with Fulton Financial Corporation mentioned earlier in this report, management of SVB Financial Services, Inc. (the "Company") is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. This discussion and analysis is generally the financial condition and results of operations for the three month period ended March 31, 2005 and 2004. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the analysis that follows is directed to the performance of the Bank. Such financial condition and results of operations are not intended to be indicative of future performance.

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

Non Banking Products and Affiliations
-------------------------------------

      On March 2, 2005, the Company terminated its relationship with Linsco Private Ledger Corp for the sale of annuities, mutual funds and other investment products. The Company signed a non discretionary full service brokerage agreement and an Administrative Services and Facilities Agreement with Primevest Financial Services of St. Cloud, Minnesota, a member of the ING group.

      The Company has a service agreement with Aurora Financial Group, Inc. to provide origination/processing and closing services for residential mortgage loans. The Company sells mortgage loans to Aurora Financial Group, Inc. on a non-recourse basis and receives fee income. An employee of Aurora Financial Group, Inc. is on- site for these purposes.

      The Company acts as an agent for AIG Annuity Insurance Company under an agreement defining the terms and conditions under which the Company's licensed producers generate fixed insurance products.

Results of Operations
---------------------

      Net income for the three months ended March 31, 2005 was $777,000 a decrease of $53,000 or 4% as compared to the same period in 2004. Earnings per share-Basic were $0.19 in 2005 and $0.21 in 2004. Earnings per share-Diluted were $0.19 in 2005 and $0.20 in 2004.

      A decline in the net interest margin of 22 basis points and a decline in non interest income of $134,000, as more fully described below were the primary causes of the decline in earnings.

Net Interest Income
-------------------

      Net interest income for the three months ended March 31, 2005 was $3,933,000 an increase of $161,000 or 4% from the same period in 2004. In these same comparable periods the Company's net interest margin declined from 3.83% to 3.61%.

      After two years of historically low interest rates, the Federal Reserve began raising interest rates on June 30, 2004. Six twenty-five basis point increases in the Federal Funds rate occurred between that date and March 31, 2005. The Prime lending rate increased in lockstep with Federal Funds.

      The yield on the Company's earning assets increased only 7 basis points when the first quarter of 2005 is compared with the same period in 2004. This occurred for a number of reasons. While short-term rates rose significantly, rates on 2, 3 and 5 year investments remained relatively stable causing the yield on the Company's investment portfolio to increase only 16 basis points even though the average balance of investments increased by $24 million.

      The lack of increase in 2, 3 and 5 year rates combined with competitive pricing by other banks for three and five-year fixed rate loans, which apply to most of the Company's commercial mortgages have kept these rates at approximately the same level during the period of rising interest rates. As a result, the yield on loans increased only 3 basis points. Average loans increased $26 million but loans declined as a percentage of average earning assets from 69% in the first quarter of 2004 to 68% in the current quarter. Since they are the highest yielding asset, any decline in this percentage will negatively impact the yield on earning assets.

      The cost of funding the Bank's earning assets increased by 29 basis points in comparison to last year. The rate paid on NOW accounts, which make up 25% of average deposits, increased by 70 basis points over the first quarter of last year. This was the result of rate indexed pricing of municipal accounts and newly court mandated pricing on certain attorney trust accounts known as IOLTA accounts.

      The growth in the Company's earning assets contributed approximately $395,000 to net interest income which was offset by a decline in net interest income of $234,000 as a result of the reduction in the net interest margin. The result being a $161,000 increase in net interest income.

Non Interest Income
-------------------

      Non interest income was $443,000 for the first three months of 2005, a reduction of $134,000 or 23% in comparison with the same period in 2004.

      Gains on the sale of securities and gains on the sale of loans declined $26,000 and $23,000, respectively. These amounts can fluctuate from quarter to quarter and are dependent on such factors as the level of interest rates, the need for liquidity and the ability of the Company to originate SBA loans and sell them in the secondary market.

      Service charges on deposit accounts dropped $19,000 compared to 2004 as a result of lower volumes in account maintenance fees and overdraft charges.

      The most significant reduction was in other income, which fell $94,000 or 42%. Half of this amount ($47,000) resulted from a drop in commissions on the sale of insurance and investment products. The Company's sales force dropped from two individuals to one and created additional administrative burden for the remaining individual, thus reducing sales efforts. A reduction in fees on letters of credit($4,000) and commission on mortgage loans ($27,000) accounted for most of the remaining difference.

Non Interest Expense
--------------------

      Non interest expenses increased $182,000 or 6% for the first three months of 2005 in comparison with 2004.

      Salaries and benefits expense accounted for $91,000 of the increase and rose 6% in the year-to-year comparison. The number of full time equivalent employees increased from 110 in 2004 to 113 in 2005. Employees also received annual salary increases. Also included in the increase was an 11% rise in employee benefit expenses.

      Occupancy expense grew $20,000 or 5%, while equipment expense grew $3,000 or 2%. Other expenses expanded $68,000 or 8% mostly on increases in data processing and other outsourced service costs.

Provision for Loan Losses
-------------------------

      The provision for loan losses was $70,000 for the first three months of 2005 compared to $125,000 for the same period in 2004. The reduction was a result of the decline in loan balances during the first three months of 2005 of $4 million. As a percentage of total loans, the allowance for loan losses increased from 0.99% at December 31, 2004 to 1.03% at March 31, 2005.

Financial Condition
March 31, 2005 compared to December 31, 2004
--------------------------------------------

      At March 31,  2005,  total  assets  were $477  million,  a decrease  of $6 million or 1% from December 31, 2004. Loans accounted for $4 million of the decrease as a result of declines in construction loans and commercial and industrial loans. Deposits increased by $1 million as a result of growth in time deposits under $100,000. Rising rates have made these instruments more attractive to retail borrowers.

Asset Quality
-------------

      There was $1,000 in loans past due 90 days or more and still accruing as of March 31, 2005. There were no loans past due 90 days and still accruing as of December 31, 2004.

      Loans in a non-accrual status totaled $1,468,000 at March 31, 2005 and represented 0.49% of total loans. Loans in non-accrual status totaled $1,484,000 at December 31, 2004 and represented 0.37% of total loans.

      The Company had no other real estate owned at March 31, 2005 or December 31, 2004.

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

      All commercial loans are assigned a two-digit risk rating at the time of closing. The first digit of the rating refers to the strength of the borrower based on their financial condition and past history. Current economic conditions and the effect on the borrower's business are also taken into account. The second digit refers to the collateral strength and liquidity, with zero being assigned to unsecured loans. An allowance amount is then assigned to each risk rating. Since, in its thirteen-year history, the Company has had very few commercial loan losses, the amount of the allowance is based on the experience of management and their judgment with respect to these types of loans. A risk rating may be changed with the approval of the senior loan officer and the Audit Committee of the Board of Directors. A rating change may be requested if the individual loan officer or the Bank's credit analyst is aware of a change in the borrower's financial condition. In addition, approximately 60% of the dollar amount of commercial loans are reviewed on an annual basis by an outside independent loan review firm at which time a change to the risk rating may be recommended.

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

      The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. This amount totaled $104,000 at March 31, 2005. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.

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

      At March 31, 2005, the allowance for loan losses was $3.1 million and represented 1.03% of total loans and 229% of non-performing loans compared to an allowance for loan losses at December 31, 2004 of $3.0 million or 0.99% of total loans and 185% of non-performing loans.

      Net charge-offs for the first three months of 2004 totaled $2,000 compared to $123,000 for the year ended December 31, 2004.

Capital Resources
-----------------

      Total Shareholders' Equity was $30.5 million at March 31, 2005 compared to $29.4 million at December 31, 2004. Listed below are the Company's regulatory capital ratios for the comparable periods. Subordinated debentures in the amount of $6.5 million are also included in the calculation of regulatory capital ratios with certain limitations as permitted by FDIC regulations.

      Under the FDIC Improvement Act of 1991, banks are required to maintain a minimum ratio of total capital to risk based assets of 8% of which at least 4% must be in the form of Tier I Capital (primarily Shareholders' Equity). The following are the Company's capital ratios at the end of the periods indicated.

                                              March 31, 2005   December 31, 2004
                                              --------------   -----------------

    Leverage Ratio                                   7.44%            7.48%
    Tier 1 Capital to Risk Weighted Assets          10.22%            9.87%
    Total Capital to Risk Weighted Assets           11.10%           10.73%

Liquidity
---------

      Cash and Cash Equivalents totaled $24 million at March 31, 2005, a decrease of $1 million since December 31, 2004.

      Operating activities provided cash of $1 million. Investing activities also provided cash of $5 million as loans, investments and interest bearing time deposits due from other banks declined. This was used to fund the reduction in deposits and other borrowings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

      Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Company's exposure to interest rate risk results from, among other things, the difference in maturities on interest earning assets and interest bearing liabilities. The relationship between the interest rate sensitivity of the Company's assets and liabilities is continually monitored by the Company's Asset/Liability Management Committee (the "ALCO"). The purpose of the ALCO is to review and monitor the volume, mix and pricing of the interest earning assets and interest bearing liabilities consistent with the Company's overall liquidity, capital, growth, profitability and interest rate risk goals.

      Loans make up the largest portion of the Company's assets. In making commercial loans, the emphasis is placed on either floating rate loans tied to the Prime Lending rate or fixed rate loans with prepayment penalties depending upon the Company's overall rate sensitivity position. Fixed rate commercial loans are generally written so that the rates can be adjusted within 3 to 7 years with payouts up to 25 years. Mortgage loans are currently written to be adjusted annually after the first 3, 5 or 10-year term with payouts up to 30 years. Home equity lines of credit are tied to the Prime Lending rate although special promotions may offer a fixed rate for periods of not greater than one year. Fixed rate home equity loans are offered with a maturity of 5 or 10 years, amortizing over a 15-year period. These loans also contain interest rate floors. Installment loans are written at fixed rates amortizing over 1 to 5 years.

      The Company also takes into consideration any off-balance sheet items when evaluating and managing its liquidity. At March 31, 2005 off-balance sheet items consisted of unfunded loan commitments, lease commitments and financial standby letters of credit.

      Generally, when evaluating the Company's liquidity, all unused loan commitments and letters of credit are included in the analysis as estimated draw-downs of 25% of the total commitment. Although economic conditions, interest rates and numerous other factors can affect the amount of loans to be drawn-down, management feels through experience, that this is a reasonable estimate to use when evaluating liquidity needs.

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

      Short-term liquidity is also managed through the investment in high quality short-term money market securities, U.S. Government securities and/or U.S. Treasury securities made available through money market funds, which can be liquidated at any time. In general, the day-to-day liquidity is managed through the sale or purchase of Federal Funds from approved correspondent banks and through the borrowing of overnight lines of credit from the Federal Home Loan Bank.

      A significant portion of the Company's assets have been funded with CDs including CDs over $100,000. Unlike other deposit products, such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and competitiveness of the Company's interest rates. The Company has attempted to price its CDs competitively. Interest rates on savings accounts, NOW and money market accounts are variable and can be changed at the discretion of the Company. These accounts are not tied to any particular index with the exception of certain municipal, NOW and money market accounts.

      As a member of the Federal Home Loan Bank, the Bank can borrow advances at a fixed or floating rate and on a non-amortizing or amortizing basis. These advances can be for terms ranging from overnight to up to 30 years. The advances can be matched against various earning assets. At March 31, 2005 and December 31, 2004, the Company had outstanding advances of $22.1 million and $24.7 million, respectively.

      The nature of the Company's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 2005 and December 31, 2004, the Bank did not have any hedging transactions in place.

      The following table depicts the Company's rate sensitivity as of March 31, 2005.

INTEREST RATE SENSITIVITY AT
March 31, 2005

                                                                   MATURITY OR REPRICING IN (1)
                                                DUE IN      BETWEEN         AFTER          NON-
                                               90 DAYS    91 DAYS -           ONE      INTEREST
($ in thousands)                               OR LESS     ONE YEAR          YEAR       BEARING        TOTAL
------------------------------------------------------------------------------------------------------------
ASSETS:
Securities                                   $  16,820    $  34,204     $  71,907     $      --    $ 122,931
Federal Funds Sold                               4,467           --            --            --        4,467
Other Short Term Investments                       228           --            --            --          228
Interest Bearing Time Deposits                   2,591        3,189         5,761            --       11,541
Loans                                           97,365        9,576       190,349         1,118      298,408
Allowance For Loan Losses                           --           --            --        (3,073)      (3,073)
Non-interest Earning Assets                         --           --            --        42,243       42,243
------------------------------------------------------------------------------------------------------------
Total Assets                                 $ 121,471    $  46,969     $ 268,017     $  40,288    $ 476,745
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
Money Market                                 $  16,129    $  30,058     $  27,126     $      --    $  73,313
NOW                                              4,120       27,195        51,094            --       82,409
Savings Deposits                                 2,543        8,054        31,790            --       42,387
Time Deposits over $100,000                     12,022       12,427         8,548            --       32,997
Other Time Deposits                             27,327       45,038        48,237            --      120,602
Other Borrowings                                 6,000        4,000        12,123            --       22,123
Obligation Under Capital Lease                       4           11           366            --          381
Subordinated Debentures                          6,702           --            --            --        6,702
------------------------------------------------------------------------------------------------------------
Total Interest Bearing Liabilities              74,847      126,783       179,284            --      380,914
------------------------------------------------------------------------------------------------------------
Non-interest Bearing Demand Deposits             6,339       11,411        45,644            --       63,394
Other Liabilities                                   --           --            --         1,967        1,967
Stockholder's Equity                                --           --            --        30,470       30,470
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $  81,186    $ 138,194     $ 224,928     $  32,437    $ 476,745
------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                $  40,285    $ (91,225)    $  43,089     $   7,851
------------------------------------------------------------------------------------------------------------
Cumulative Gap                               $  40,285    $ (50,940)    $  (7,851)
------------------------------------------------------------------------------------------------------------
Cumulative Gap to Total Assets                    8.45%      (10.68)%       (1.65)%
------------------------------------------------------------------------------------------------------------

(1) The following are the assumptions that were used to prepare the Gap analysis:

      (A)   A prime rate of 5.75% and a Federal Funds rate of 2.75%.

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

      As indicated in the previous table, the Bank has had a positive gap position in the period of 1 to 90 days. During periods of continual increases in short-term rates the Company will generally experience expansion of its net interest margin. This was not the result during the first quarter of 2004. Please see "Net Interest Income" for additional information.

      In 2003, the Federal Funds Rate and the Prime Lending Rate remained flat for 5 months and were then reduced 25 basis points in June to 1.00% and 4.00%, respectively. These rates had not been this low since 1958. They remained at this level until June 30, 2004 when they were increased to 1.25% and 4.25%, respectively. Since that time, both the Federal Funds Rate and the Prime Lending Rate have increased to 2.75% and 5.75%, respectively.

      Past performance is no indication of future results. The net interest margin can be affected by more than the change in the level of interest rates. Such items as the changes in the mix of assets and liabilities and a change in the competitive factors governing the pricing of assets and liabilities can also greatly impact the net interest margin.

      An additional analysis of the Bank's interest rate risk is a forecast of changes in the Bank's Market Value of Portfolio Equity (MVPE) under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimated change in MVPE for the Bank at March 31, 2005 is as follows:

 (in thousands)               +200 BASIS POINTS          -200 BASIS POINTS
----------------------------------------------------------------------------

Change from MVPE                     $1,546                   $(2,097)
Percentage of Equity                   5.27%                    (7.14)%

----------------------------------------------------------------------------

The policy of the Company requires that a parallel shock of +/-200 basis points may not change the MVPE by more than 20% of total equity. For March 31, 2005, this amount would be $6.1 million.

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

ITEM 2-     Unregistered Shares of Equity Securities and Use of Proceeds
            ------------------------------------------------------------
            None.

ITEM 3-     Defaults upon Senior Securities
            -------------------------------
            None.

ITEM 4-     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None.

ITEM 5-     Other Information
            -----------------
            The common stock of the Company is traded on the Nasdaq National Market Small-Cap, under the trading symbol SVBF. On March 31, 2005, the closing bid of the Company's common stock was $20.61 per share.

            The Company has a web site located at www.somersetvalleybank.com.

ITEM 6-     Exhibits
            --------
       (a)  Exhibits
            --------
               3.1    Amended and Restated Certificate of Incorporation
               3.2    Certificate of Correction Filed with New Jersey Department of Treasury
              31      Certifications
              32      906 Certification

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

                                           SVB FINANCIAL SERVICES, INC.
                                           ----------------------------
                                           (Registrant)

                                           /s/ Keith B. McCarthy
                                           -------------------------------
                                           Keith B. McCarthy
                                           Chief Financial Officer
                                           Chief Accounting Officer

Dated: May 12, 2005